Form 10-K
period 2007-12-31
Harry's Trucking, Inc.
filed 2008-04-07
CIK 1388686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the year ended December 31, 2007

Commission file number: 333-140637

HARRY’S TRUCKING, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-4343369
State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization	Identification No.)

15981 Yarnell Street #225

Sylmar, CA 91342

(Address of Principal Executive Offices)

Registrant's telephone number, including area code: 818 - 939 - 1049

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.0001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the

registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer |_| Accelerated Filer |_| Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2007 was (based upon the best bid on the Nasdaq Over-the-Counter Bulletin Board of $.25 per share) approximately $11,750.

The number of shares outstanding of the registrant's common stock, $.0001 par value, as of March 31, 2008 was 1,048,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

HARRY’S TRUCKING, INC.

Annual Report on Form 10-K

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements "within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1. BUSINESS

Overview

Harry’s Trucking, Inc. (the “Company” “we” or “us”) began operating as an over-the-road long haul, truckload carrier based near Los Angeles, California. From April 2004 until February 2006, we provided nationwide transportation service to major customers, using a fleet of the latest-model tractors and refrigerated trailers. The principal type of freight we transported consisted of perishable food, in as much as we capitalized on our strategic location which neighbors the top agricultural regions in California. Principally, the Company operated within long haul traffic lanes with an average length of haul of approximately 2,000 miles. As of January 2006, management concluded that the capital requirements needed to reach profitability, in addition to high fuel costs, exceeded current capabilities. In February 2006, management implemented a change in operating strategy from an over-the-road long haul truckload carrier to a non-asset based third-party logistics provider. Our previous business is considered a discontinued operation and has been separately reported in our financial statements. As a non-asset based third party logistics provider we work with various organizations to assist in managing their supply chain requirements.

Our services include arranging for the transport of customers' freight from the shippers location to the designated destination. We do not own any trucking equipment and rely on independent carriers for the movement of customers' freight. We seek to establish long-term relationships with our customers and provide a variety of logistics services and solutions to eliminate inefficiencies in our customers' supply chain management.

Our contract carrier services are provided through a network of independent owner-operators throughout the United States. We do not own any trucking equipment; our independent owner-operators lease onto our operating authority and transport freight under the Harry’s Trucking name.

Strategy

We are focusing on two goals: providing premium service that differentiates us from our competitors and achieving the lowest possible cost structure with the goal of maximum profitability. This concentration on customer service and efficient operations overlays each of the following operating strategies:

-

Centralized. Our logistics operations, billing, staff and management are housed at the Company headquarters in Los Angeles. By maintaining a centralized location and utilizing various tracking systems to stay in constant communication with our third party drivers, we are able to streamline overhead while maintaining delivery efficiency, and responsive customer service. We believe that our operating efficiency and customer service are enhanced by constant communication with the drivers. These procedures provide real-time data that we use to monitor the exact location of each shipment and, thereby, allow our customer service representatives to provide immediate and exact status calls to our customers.

-

Targeted customers. Shippers of perishable goods requiring refrigerated, time-sensitive transport comprise a significant portion of our target market. Management has identified California agriculture producers as a prime market for our services. We are undertaking a marketing effort to increase our foothold in that market through a commission-only sales force.

-

Operating agility. As a compact organization with centralized operations and streamlined operating costs, we are positioned to quickly and efficiently react to turbulent market conditions. We believe that with our ability to rapidly respond to sudden market opportunities, as well as more predictable seasonal demands, we are ideally positioned to capture logistics fees on the most profitable payloads.

GROWTH STRATEGY

Our plans include:

-              Dominating a niche market. California is by far the top agriculture producer in the United States, and is expected to maintain that position into the foreseeable future. We are strategically located within 300 miles of the State’s most productive farm regions. Our goal is to utilize our proximity, and strong record on delivery efficiency and customer service to gain exclusivity with agricultural shippers initially located within a 300 mile radius of our headquarters. To increase brand awareness in that niche market, we are currently building a commission-only sales force to promote our services to California farms. In addition to increasing sales and revenues, we believe that expanding our presence in the agricultural market will also serve to strengthen our brand within the general marketplace.

-              Pursuing opportunistic acquisitions. We intend to acquire target logistics providers to gain desirable customer relationships and complementary service territories. Such carriers may include domestic “Mom and Pop” enterprises that own a backlog of business and are unable to execute because of a number of different reasons, in particular lack of working capital.

Company background

Harry’s Trucking, Inc. (the “Company”) was formed as a limited liability company (“LLC”) under the laws of the State of California on April 12, 2004 (“Inception”). In September 2006 the Company changed its legal form from a LLC to a C Corporation. The Company incorporated itself in the state of Delaware. In connection with the change of legal entity, the Company issued the former members of the LLC an aggregate of 1,000,000 shares of common stock.

The Industry

The market for freight moved by truck is a highly fragmented industry comprised of shippers, carriers and third party intermediaries that connect the shipper and the carrier. A shipper refers to the party seeking to have its goods delivered. A motor carrier is a company that provides truck transportation. There are two types of motor carriers: private (a company that provides truck transportation of its own cargo) and for hire or contract (a company that is paid to provide truck transportation of cargo belonging to others). Third party intermediaries are comprised of freight forwarders, freight brokers and logistics providers. A freight broker is the middleman who connects shippers and carriers. A freight forwarder typically takes possession of the goods, consolidates numerous smaller shipments into one large shipment, then arranges for transportation of that larger shipment using various shipping methods. Logistics providers help manage the flow of goods to ensure sufficient warehousing and efficient distribution of goods.

We believe that the market for truckload carriers is dominated by small to medium-sized independent carriers. These carriers may include: (i) carriers that own their own equipment and have shippers as their customers; (ii) carriers that contract with common carriers to haul freight and have shippers as their customers; and (iii) carriers that have contractual relationships with agents to deliver goods. We believe that the trucking industry is currently being shaped by the following trends:

•

Just-in-time service. Businesses are maintaining smaller inventories, thereby reducing carrying costs and warehouse space requirements. As a result, there is an increase in demand for shipments of smaller quantities that are more time sensitive.

•	Outsourcing. Businesses have found it to be more cost effective and efficient to eliminate company owned truck fleets and rely upon others to handle their trucking / shipping needs.

•

Logistics. Small to medium size businesses, with less frequent shipping requirements, utilize logistics providers such as freight brokers to manage all aspects of the transportation, warehousing and delivery needs.

•

Consolidation. As a result of increased competition, small and medium sized businesses have consolidated to take advantage on economies of scale with respect to administrative services, liability insurance and improving truck utilization.

The market for third party logistics providers is highly fragmented. It is comprised primarily of full service logistics providers, freight brokers, independent sales agents and sales representatives. Sales agents often work out of home based offices or small regional sales offices and affiliate themselves with full service brokers to provide back office services including load dispatching, bonding and licensing, billing, collection and other administrative services. Sales representatives vary from experienced people with years of freight industry experience and established client relationships to telemarketing personnel cold calling shippers and dispatchers.

Third party logistics companies provide numerous services to clients on an outsourced basis, by contract and on demand. The continued growth of this industry has created secondary market opportunities to provide low-cost delivery to the endpoint, in addition to supply chain services of warehousing, inventory management and electronic interface with customers and suppliers. Third party logistics companies provide customized domestic and international freight transportation of customers’ goods and packages, via truck, rail, airplane and ship, and provide warehousing and storage of those goods. Many companies utilize information systems and expertise to reduce inventories, cut transportation costs, speed delivery and improve customer service. The third-party logistics services business has been bolstered in recent years by the competitiveness of the global economy, which causes shippers to focus on reducing handling costs, operating with lower inventories and shortening inventory transit times. Using a network of transportation, handling and storage providers in multiple transportation modes, third-party logistics services companies seek to improve their customers’ operating efficiency by reducing their inventory levels and related handling costs. Many third-party logistics service providers are non-asset-based, primarily utilizing physical assets owned by others in multiple transport modes.

The third-party logistics services business increasingly relies upon advanced information technology to link the shipper with its inventory and as an analytical tool to optimize transportation solutions. This trend favors the larger, more professionally managed companies that have the resources to support a sophisticated information technology infrastructure. By outsourcing all non-core business services to third party providers, companies can help to control costs, eliminate staff and focus on internal business.

Suppliers

We use the services of various third party transportation companies. During 2007, no third party provider handled more than 10% of our shipping volume (measured by revenue).

Customers

We strive to establish long-term customer relationships and, by providing a full range of logistics and supply chain services, we seek to increase our level of business with each customer. During 2007, one customer accounted for more than 80% of our revenues. We typically receive credit applications from all customers, review credit references and perform credit checks to ensure credit worthiness.

Our growth model is focused on adding sales representatives. Since representatives work on a commission basis, this expansion essentially comes at no additional overhead outlay. As of March 31, 2008 we had no sales representatives. Our efforts to hire sales representatives have been unsuccessful to date.

Competition

The transportation industry is highly competitive and highly fragmented. In our brokerage services, our primary competitors are other non-asset based as well as asset based third party logistics companies, freight brokers, carriers offering logistics services and freight forwarders. In our contract carrier services, our competitors are other contract carriers and common carriers. We also compete with customers' and shippers' internal traffic and transportation departments as well as carriers internal sales and marketing departments directly seeking shippers' freight. We generally compete on the basis of price and the range of logistics and supply chain services offered.

Government regulation

Our industry has long been subject to government legislation and regulation. Over the years, many changes in these laws and regulations have affected the industry and caused changes in the operating practices and the cost of providing transportation services. We cannot predict what effect, if any, legislative and regulatory changes may have on the industry in the future.

We are licensed by the United States Department of Transportation (DOT) as a broker arranging the movement of materials by motor carrier. In this capacity, we are required to meet certain qualifications to enable us to conduct business, which includes the compliance with certain surety bond requirements. We are also licensed by the DOT as a contract carrier arranging the movement of materials by motor carrier. In this capacity, we are required to meet certain qualifications to enable us to conduct business, which includes the maintenance of $1,000,000 of general liability insurance and $100,000 of cargo insurance.

If we fail to comply with, or lose, any required licenses, governmental regulators could assess penalties or issue a cease and desist order against our operations that are not in compliance.

Risk and liability

In our brokerage services, we do not assume liability for loss or damage to freight; we act as the shipper's agent and arrange for a carrier to handle the freight. Therefore, we do not take possession of the shipper's freight and, accordingly, we are not liable for the carrier's negligence or failure to perform. We do assist our customers in the processing and collection of any claim. The Federal Highway Administration requires us to maintain a surety bond of $10,000, which is intended to show our financial responsibility and provide surety for the arrangements with shippers and carriers.

Employees

As of March 31, 2008, we had 2 part-time employees. None of our employees are represented by a labor union and we believe that our relationship with our employees is good.

Available Information

Our website address is www.harrystrucking.com . We are not including the information contained on our website as part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC).

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the SEC. The website address is www.sec.gov .

Item 1A. RISK FACTORS

In addition to the other information provided in this report, you should carefully consider the following factors in evaluating our business, operations and financial condition. Additional risks and uncertainties not presently known to us that we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general, such as competitive conditions, may also impair our business operations.

The occurrence of any of the following risks could have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OUR BUSINESS

We depend upon other carriers to provide equipment and services. As a non-asset based third party logistics provider we do not own or control the transportation assets that deliver our customers’ freight and we do not employ the people directly involved in delivering the freight. We are dependent on independent third parties to report certain events to us including delivery information and freight claims. This reliance could cause delays in reporting certain events, including recognizing revenue and claims. If we are unable to secure sufficient equipment or other transportation services to meet our commitments to our customers, our operating results could be materially and adversely affected, and our customers could switch to our competitors temporarily or permanently.

We face substantial industry competition. Competition in the transportation services industry is intense and broad based. We compete against other non-asset based logistics companies as well as logistics companies that own their own equipment, third party freight brokers, Internet matching services, Internet freight brokers, and carriers offering logistics services. We also compete against carriers’ internal sales forces and shippers’ transportation departments. Increased competition could create downward pressure on freight rates and continued rate pressure may adversely affect our financial results.

We are subject to claims arising from our logistics operations and may not have adequate insurance coverage. We use the services of transportation companies and their drivers in connection with our logistics operations. From time to time, these drivers are involved in accidents and the carrier may not have adequate insurance coverage. Although these drivers are not our employees and all of these drivers are employees, owner operators or independent contractors working for carriers, from time to time, claims may be asserted against us for their actions, or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage, or may not be covered by insurance at all. A material increase in the frequency or severity of accidents, liability claims or workers’ compensation claims, or unfavorable resolutions of claims, could materially and adversely affect our financial results.

Our ability to hire additional people is important to the continued growth of our business. Our continued success depends upon our ability to attract and retain a group of motivated salespersons and other logistics professionals. Our growth may be limited if we cannot recruit and retain a sufficient number of people. We cannot guarantee that we will be able to continue to hire and retain a sufficient number of qualified personnel.

We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future regulations could have a material adverse effect on our business. The U.S. Department of Transportation (DOT) and various state agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety, insurance requirements and financial reporting. We may also become subject to new or more restrictive regulations relating to fuel emissions, drivers’ hours in service and ergonomics. Compliance with such regulations could reduce equipment availability and increase our operating expenses. The Transportation Security Administration of the U.S. Department of Homeland Security has recently adopted regulations that will require all drivers who carry hazardous materials to undergo background checks by the Federal Bureau of Investigation (FBI). These regulations could also complicate the process of matching available equipment with shipments that include hazardous materials, thereby increasing the time it takes us to respond to customer orders, placing us at a competitive disadvantage.

Our operations are subject to various environmental laws and regulations, the violation of which could result in fines or penalties. The transportation industry is subject to various environmental laws and regulations dealing with the handling of hazardous materials and similar matters. Even as a broker, our operations involve the risks of liability for fuel spillage or seepage, environmental damage and hazardous waste disposal, among others. If a trucker we have provided is involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable laws or regulations, it could have a material adverse effect on our business and operating results. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

Seasonality and the impact of weather can affect our operating results. We expect that our productivity will decrease during the winter season because inclement weather impedes operations and some shippers reduce their shipments. If there are fewer shipments, there will likely be fewer available logistics fees.

We operate in a highly competitive and fragmented industry; and our business may suffer if we are unable to adequately address downward pricing pressures and other factors that may adversely affect our ability to compete with other carriers. Numerous competitive factors could impair our ability to maintain our gross profit. These factors include:

•

Some of our competitors periodically reduce their freight rates or logistics fees to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase the fees we charge shippers, maintain our margins, or maintain significant growth in our business.

•	Many customers reduce the number of carriers they use by selecting so-called “core carriers” as approved service providers, and in some instances we may not be selected.

•	Many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some of our business to competitors.

•

The trend toward consolidation in the trucking industry may create more large carriers with greater financial resources who offer their own logistics services and possess other competitive advantages relating to their size with whom we may have difficulty competing.

•	Advances in technology require increased investments to remain competitive and our customers may not be willing to accept higher fees to cover the cost of these investments.

•	Competition from Internet-based freight logistics companies may adversely affect our customer relationships and fees.

•	Economies of scale that may be passed on to smaller carriers by procurement aggregation providers may improve their ability to compete with us.

Our business is subject to general economic and business factors that are largely out of our control, any of which could have a material adverse effect on our operating results. These factors could include excess capacity in the trucking industry, significant increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, and insurance and claims costs, to the extent not offset by increases in freight rates or fuel surcharges, higher license and registration fees, increases in insurance premiums, increases in accidents and adverse claims, and difficulty in attracting and retaining qualified drivers. Customers tend to reduce shipments during the winter months. Shortages of fuel, increases in fuel prices, or rationing of petroleum products could have a materially adverse effect on our operating results.

We are also affected by recessionary economic cycles and downturns in customers’ business cycles. Economic conditions may adversely affect our customers and their ability to pay for our services. It is not possible to predict the effects of armed conflicts or terrorist attacks and subsequent events on the economy or on consumer confidence in the United States, or the impact, if any, on our future results of operations.

New regulations regarding drivers’ hours of service could materially and adversely affect our operating efficiency and increase costs. The Federal Motor Carrier Safety Administration of the U.S. DOT issued a final rule on April 24, 2003 that made several changes to the regulations governing hours of service for drivers of commercial motor vehicles that carry freight. Truckload carriers were required to comply with the new rules beginning on January 4, 2004. In general, the new rules are intended to increase safety by giving drivers more opportunity to rest and sleep during each work cycle by, for example, increasing the minimum off-duty time during each work cycle. Moreover, under the new rules, the maximum on-duty period after which a driver may no longer drive has been shortened and may no longer be extended by time spent off- duty (such as meal stops and other rest breaks) once the on-duty period has begun. Therefore, delays during a driver’s on-duty time (such as those caused by loading and unloading) may limit the driver’s available hours behind the wheel. Shippers may be unable or unwilling to assist us in managing our customers’ contracted drivers’ on-duty time or to pay higher rates to compensate for the costs of complying with these regulations. This, and other operational issues that the new rules may create, could increase our operating costs. Hours of service regulations are likely to change again in ways that Management can not predict and have further effects on our operations.

RISKS RELATED TO OUR COMPANY

We may not be able to continue as a going concern. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of operating losses that are likely to continue in the future. Our independent registered public accounting firm has included an explanatory paragraph in their report of registered public accounting firm included in our audited financial statements for the year ended December 31, 2007 to the effect that our losses from operations and our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

We require additional funding.  As of March 31, 2008, we had cash of approximately $100.  We estimate that such cash reserves are not sufficient to fund current operations. To fund further operations beyond

March 2008, we must raise additional capital.  No assurance can be given that we will receive additional funds required to fund current operations.  In the absence of the receipt of additional funding we may be required to scale back or terminate operations.

We may not be able to finance our planned business expansion. We intend to finance our operations through profits we hope to generate and other financing activities. We believe that our presently available funds as of the current date will not be sufficient to meet our anticipated needs for our business plan and for working capital and capital expenditures for the next twelve months. We may need to raise additional funds sooner in order to accelerate the implementation of our new business plan, to deliver on higher than anticipated demand for our services, to develop new or enhanced services or products, to respond to competitive pressures or to acquire complementary businesses or technologies. We may also need to raise funds if our available funds decrease. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our expansion, take advantage of unanticipated acquisition opportunities, develop or enhance new service offerings or respond to competitive pressures. Thus, we may be adversely impacted if the full proceeds are not raised and investors may lose their entire investment. Such inability could have a material adverse effect on our business, results of operations and financial condition.

We depend on the proper functioning and availability of our information systems. We depend on the proper functioning and availability of our communications and data processing systems in coordinating the logistics of delivery and operating our business in general. Our information systems are protected through physical and software safeguards. However, they are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. We do, however, have a catastrophic disaster recovery plan and a fully redundant backup system to protect against a loss of the data on any of our computer systems. However, if any of our critical information systems fail or become otherwise unavailable, we might have to perform the functions manually, which could temporarily impact our ability to manage our operations efficiently, to respond to customers’ requests effectively, to maintain billing and other records reliably and to bill for services accurately or in a timely manner. Our business interruption insurance may be inadequate to protect us in the event of a catastrophe. Any system failure, security breach or other damage could interrupt or delay our operations, damage our reputation and cause us to lose customers.

During 2007 we derived all of our gross revenues from three clients. Our three clients accounted for 81%, 12% and 7%, respectively of our revenues and collectively all of our revenues during the twelve months ending December 31, 2007. The loss of any of our three clients could materially and adversely affect our operating results.

We are reliant on advanced technology to operate our business. Our continued success is dependent on our systems continuing to operate and to meet the changing needs of our customers. Computer viruses could cause an interruption to the availability of our systems. Unauthorized access to our systems with malicious intent could result in the theft of proprietary information and in systems outages. An unplanned systems outage or unauthorized access to our systems could materially and adversely affect our business. Such advanced technologies favor larger, more professionally managed and capitalized companies than our own.

Discontinuance of prior operations. In 2006 we ceased operating as an asset-based carrier and sold all of our tractors and trailers. This discontinuation and sale resulted in a substantial reduction in our assets and revenues. There can be no assurance whatsoever that we will realize the expected benefits of these actions at all or to the extent anticipated. Other risks associated with these actions include the risk that cost savings from these actions may not be fully realized or may take longer to realize than expected; the possibilities that these actions could result in increased liabilities and other adverse consequences; reactions, positive or negative, of customers, employees, contract counter-parties, competitors, and others to these actions all of which could be detrimental to our shareholders.

We may be unable to successfully integrate businesses that we may acquire into our operations. From time to time, we may consider the possibility of acquiring synergistic companies as a way to expand our operations. Although we have not yet acquired any companies, it is possible that we will make strategic acquisitions in the future, including acquisitions of companies that will allow us to accelerate the expansion of our third party logistics and brokerage operations. Integrating businesses we acquire may involve unanticipated delays, costs or other operational or financial problems. Successful integration of the businesses we acquire will depend on a number of factors, including our ability to transition and integrate acquired companies to our management information systems (MIS). In integrating businesses we acquire, we may not achieve expected economies of scale, increased profitability, or realize sufficient revenues to justify our investment. We also face the risk that an unexpected problem at one of the companies we acquire will require substantial time and attention from senior management, diverting management’s attention from other aspects of our business.

Our success depends to a large extent upon the continued services of key managerial and technical employees and our ability to attract and retain qualified personnel. Specifically, we are highly dependent on the ability and experience of our key employees, Omar Tajyar, and Miki Antunovich. The loss of either Messrs. Tajyar, or Antunovich, would present a significant setback for us and could impede the implementation of our business plan. Our success depends upon the continued contributions of our key staff and skilled employees, many of whom would be extremely difficult to replace. Competition for skilled employees in the logistics industry is intense. If we are unable to retain our existing key staff or skilled employees, or hire and integrate new key staff or skilled employees, our operating results would likely be harmed. There is no assurance that we will be successful in acquiring and retaining qualified personnel to execute our current plan of operations.

Our management serves us on a part time basis and conflicts may arise. Haris Tajyar devotes a small portion of his working time on our operations while Omar Tajyar and Miki Antunovich each devote a substantial portion of their working time to our operations. Since they also work for other companies in which management has significant ownership, it is inevitable that conflicts will arise in their allocation of time and effort. While they will each seek to give us sufficient time to allow us to operate on a basis that is beneficial to our shareholders, this goal may not be accomplished and our operating results may be negatively impacted by the unavailability of our key personnel.

The ability of our President to control our business will limit minority shareholders' ability to influence corporate affairs. Our President, Haris Tajyar, owns 900,000 or 85.9% of our 1,048,000 issued and outstanding shares. Because of his stock ownership, our President will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our President may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our President. This level of control may also have an adverse impact on the market value of our shares because he may institute or undertake transactions, policies or programs that result in losses may not take any steps to increase our visibility in the financial community and / or may sell sufficient numbers of shares to significantly decrease our price per share.

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release No. 33-8889 on February1, 2008, we will be required, beginning with our year ending December 31, 2008, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2008. Furthermore, in the following year, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management's time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We may not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Risks Related to Our Common Stock

Our stock price is volatile and could be further affected by events not within our control.

The market price of our common stock has historically experienced and may continue to experience significant volatility. As of March 31, 2008 our common stock has yet to trade on the Nasdaq Over-The-Counter Bulletin Board. The best bid price as of March 31, 2008 was $.25.

Future sales of our common stock may adversely affect our common stock price.

If our stockholders sell a large number of shares of common stock or if we issue a large number of shares in connection with future acquisitions or financings, the market price of our common stock could decline significantly. In addition, the perception in the public market that our stockholders might sell a large number of shares of common stock could cause a decline in the market price of our common stock.

Some provisions in our charter documents and bylaws have anti-takeover effects.

Our certificate of incorporation and bylaws contain provisions that may make it more difficult for a third party to acquire us, with the result that it may deter potential suitors. For example, our board of directors is authorized, without action of the stockholders, to issue authorized but unissued common and preferred stock. The existence of authorized but unissued common and preferred stock enables us to discourage or to make it more difficult to obtain control of us by means of a merger, tender offer, proxy contest or otherwise.

Liquidity on the Nasdaq OTC Bulletin Board is limited, and we may be unable to obtain listing of our common stock on a more liquid market.

Our common stock is quoted on the Nasdaq OTC Bulletin Board, which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq Global or Capital Market). We do not currently meet the minimum trading price requirement for listing on the Nasdaq Global or Capital Market or the American Stock Exchange.

Our common stock has been thinly traded, and the public market may provide little or no liquidity for holders of our common stock.

Purchasers of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all. There is currently a limited volume of trading in our common stock, and on many days there has been no trading activity at all. Due to the historically low trading price of our common stock, many brokerage firms may be unwilling to effect transactions in our common stock, particularly because low-priced securities are subject to an SEC rule that imposes additional sales practice requirements on broker-dealers who sell low-priced securities (generally those below $5.00 per share). We cannot predict when or whether investor interest in our common stock might lead to an increase in its market price or the development of a more active trading market or how liquid that market might become.

Our board of directors is authorized to issue shares of preferred stock, which may have rights and preferences detrimental to the rights of the holders of our common shares. We are authorized to issue up to 1,000,000 shares of preferred stock. As of the date of this filing, we have not issued any shares of preferred stock. Our preferred stock may bear such rights and preferences, including dividend and liquidation preferences, as the Board of Directors may fix and determine from time to time. Any such preferences may operate to the detriment of the rights of the holders of the common stock.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors. Our articles of incorporation and applicable Delaware law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us, therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us, which we will be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors are likely to materially reduce the market and price for our shares, if such a market ever develops.

We do not intend to pay dividends on our common stock. We have not paid any dividends on our common stock to date and there are no plans for paying dividends on the common stock in the foreseeable future.

We intend to retain earnings, if any, to provide funds for the implementation of our business plan. We do not intend to declare or pay any dividends in the foreseeable future. Therefore, there can be no assurance that holders of our common stock will receive any additional cash, stock or other dividends on their shares of our common stock until we have funds which the Board of Directors determines can be allocated to dividends.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company operates out of the office of a business wholly owned and operated by the majority owner of the Company. The related entity leasing the office agreed to not charge the Company, as the primary purpose of the arrangement is to have a physical address for the Company to maintain for customer and vendor contacts and a location for commission based sales representatives to operate from. The related amounts are not considered significant as the Company occupies less than 7.5% of the overall office location to conduct its business. Should the utilization of additional space be required in the future, at that time the Company will begin to share in a pro-rata portion of the expenses, which would approximate $4,950 per annum at the current occupancy level.

Item 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last three months of the period covered by this report.

PART II

Item 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Our common stock is not listed on any stock exchange. Our common stock was included in the Nasdaq Over-the-Counter Bulletin Board ("OTCBB") under the symbol "HARY" commencing on January 3, 2008.

We do not believe there has been any trading in our stock, however as of March 31, 2008 the closing bid price per share for our common stock, as reported on the OTCBB was $ .25. Our common stock has yet to trade on the OTCBB. As of March 31, 2008 we had approximately 42 record and beneficial stockholders.

Dividend policy

We have never declared or paid a cash dividend on our common stock. It has been the policy of our board of directors to retain all available funds to finance the development and growth of our business. The payment of cash dividends in the future will be dependent upon our earnings and financial requirements and other factors deemed relevant by our board of directors.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following is a summary of our selected consolidated financial data for the years ended December 31, 2007, 2006 and 2005. The financial data has been derived from our audited consolidated financial statements and accompanying notes.

The selected financial data set forth below should be read together with, and are qualified by reference to, the "Management's Discussion and Analysis of Financial condition and Results of Operations" section of this report and our audited financial statements and accompanying notes included elsewhere in this report.

	Year ended December 31,

	2007	2006	2005

Statement of Operations Data:

Gross revenues	$30,771	$58,542	$ -
Operating expenses	166,323	149,225	84,000

Loss from discounted operations	-	(316,326)	(14,086)

Net loss	($136,119)	($407,809)	($98,086)

Net loss per share, Basic and diluted (1)
Continuing operations	($0.13)	($0.09)	($840.00)
Discounted operations	-	($0.31)	($140.86)

(1) The common stock equivalents for the year ended December 31, 2007 and 2006 were 1,048,000 and 1,011,521, respectively. For the year ended December 31, 2005 there were 100 member units outstanding.

	As at December 31,

	2007	2006

Balance Sheet Data:

Cash	$394	$38,311
Accounts receivable, net	25,000	-
Total assets	25,394	38,311
Total liabilities	13,397	29,653
Accumulated deficit	(724,600)	(584,481)
Stockholders' equity	11,997	8,658

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary statement identifying important factors that could cause our actual results to differ from those projected in forward looking statements.

Readers of this report are advised that this document contains both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of our plans and objectives with respect to business transactions and enhancement of shareholder value, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about our business prospects.

This report also identifies important factors, which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the factors discussed under the heading "Risk Factors" beginning at page 9 of this report.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this report.

Overview

During the next twelve months, we plan to continue to offer our brokerage and contract carrier transportation services. We are presently unprofitable however have adequate available lines of credit to satisfy our working capital requirements during the next twelve months.

Results of operations

Comparison of 2007 vs 2006

Our net revenues (gross revenues less cost of transportation) are the primary indicator of our ability to source, add value and resell services that are provided by third parties and are considered to be the primary measurement of growth. Therefore, the discussion of the results of operations below focuses on the changes in our net revenues. The increases in net revenues and all related cost and expense categories are the direct result of our business expansion.

The following table represents certain statement of operation data as a percentage of net revenues:

	2007	2006

Net revenues	100.0%	100.0%

Operating expenses	- %	(540.0)%
Loss from discontinue operations

Income taxes	(5.2)%	(1.4)%

Net loss	442.4%	696.6%

Revenues

Gross revenues, consisting of freight fees and other related services revenue, totaled $30,771 for the year ended December 31, 2007, as compared with $58,542 in the prior year, a decrease of 47.4%.

This decrease is the direct result of the departure of our sole sales representative. It is the intention of management to hire additional sales representatives and the Company is continually screening for potential candidates.

Costs and expenses

Operating expenses totaled $166,323 for the year ended December 31, 2007, as compared with $149,225 in the prior year. As a percentage of net revenues, operating expenses were 541% for the year ended December 31, 2007 as compared with 255% in the prior year. This increase is the direct result of professional fees for audit fees offset by a reduction in transportation costs due to the decrease in gross revenue.

Income tax

At December 31, 2007, the Company has available for federal income tax purposes a net operating loss (“NOL”) carry-forwards of $184,766 that may be used to offset future taxable income through the year ending December 31, 2027. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements since the Company believes that the realization of its net deferred tax assets of approximately $184,766 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $184,766.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $46,281 and $138,485 during the years ended December 31, 2007 and 2006, respectively.

Comparison of 2006 vs 2005

Beginning February 15, 2006 the Company commenced offering logistics services. As of December 31, 2006 logistics revenue totaled $58,542. The Company intends to expand the growth of the logistics service by adding commission based sales representatives and it is anticipated that logistics revenue will be the primary revenues earned in the future as trucking operations have ceased. Revenue increased by $58,542 due to the commencement of offering logistics services. It is the intention of management to hire additional sales representatives and the Company is continually screening for potential candidates. Should the Company be unsuccessful in hiring sales representatives it could lead to a decline of revenues. Our revenues are dependant on having sales representatives.

Revenues

Gross revenues, consisting of freight fees and other related services revenue, totaled $58,542 for the year ended December 31, 2006, as compared with $ - in the prior year. See discontinued operations explanation below.

Costs and expenses

Operating expenses totaled $149,225 for the year ended December 31, 2006, as compared with $84,000 in the prior year. This increase is the direct result of the Company commencing brokerage services beginning February 15, 2006.

Discontinued Operations

In early 2006, management concluded that the capital requirements needed to reach profitability in addition to high fuel costs exceeded its current capabilities. At such time, we discontinued our over-the-road long haul truckload carrier business in favor of a non-asset based third-party logistics provider. As a non-asset based third-party logistics provider we work with various organizations to assist in managing there supply chain requirements. We are able to capitalize on strategic relationships which were developed while operating as an over-the-road truckload carrier.

Net sales from discontinued operations for the years ended December 31, 2005 and December 31, 2006 were $742,231 and $279,867, cost of sales were $552,758 and $263,107 and operating expenses were $171,905 and $227,475, respectively.

Income tax

Through August 31, 2006, the Company was taxed as a limited liability company. All income and losses were passed through to its members and the members reported these amounts on their individual income tax returns.

There was no significant entity level income tax for the Company for Federal and State purposes up to such date.

Effective September 1, 2006, the Company reorganized from a limited liability corporation to a C Corporation under the laws of Delaware. There were no significant deferred taxes generated during the period from September 1, 2006 through December 31, 2006.

Trends and uncertainties

The transportation industry is highly competitive and highly fragmented. In our brokerage services, our primary competitors are other non-asset based as well as asset based third party logistics companies, freight brokers, carriers offering logistics services and freight forwarders. We also compete with customers' and shippers' internal traffic and transportation departments as well as carriers internal sales and marketing departments directly seeking shippers' freight. We anticipate that competition for our services will continue to increase. Many of our competitors have substantially greater capital resources, sales and marketing resources and experience. We cannot assure you that we will be able to effectively compete with our competitors in effecting our business expansion plans. The most significant trend contributing to our growth during the past two years has been the expansion of our brokerage services network and owner operator network.

Factors that could adversely affect our operating results include:

o the success of Harry’s Trucking in expanding its business operations; and

o changes in general economic conditions.

Depending on our ability to generate revenues, we may require additional funds to expand our business operations and for working capital and general corporate purposes. Any additional equity financing may be dilutive to stockholders, and debt financings may involve restrictive covenants that further limit our ability to make decisions that we believe will be in our best interests. In the event we cannot obtain additional financing on terms acceptable to us when required, our ability to expand our operations may be materially adversely affected.

Liquidity and capital resources

During the past two years, our sources for cash have been cash flow generated from operations and available borrowings under lines of credit.

We believe that we have sufficient working capital to meet our short-term operating needs and that we will be able to increase, extend or replace the line of credit on terms acceptable to us.

At December 31, 2007, we had liquid assets of approximately $394.

Inflation and changing prices had no material impact on our revenues or the results of operations for the year ended December 31, 2007.

Critical Accounting Policies

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 2 of the Notes to the Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. The most significant areas involving our estimates and assumptions are described below. Actual results could differ materially from our estimates under different assumptions or conditions.

Revenue Recognition

As a third party transportation logistics provider, we act as the shippers' agent and arrange for a carrier to handle the freight. Gross revenues consist of the total dollar value of services purchased by shippers. Revenue is recognized upon the delivery of freight, at which time the related transportation cost, including commission, is also recognized. At that time, our obligations are completed and collection of receivables is reasonably assured.

Emerging Issues Task Force No. 99-19, "Reporting Revenues Gross as a Principal Versus Net as an Agent" (EITF 99-19), establishes criteria for recognizing revenues on a gross or net basis. We are the primary obligor in our transactions, have all credit risk, maintain substantially all risk and rewards, have discretion in selecting the supplier, and latitude in pricing decisions. Accordingly, we record all transactions at the gross amount, consistent with the provisions of EITF 99-19.

Income Taxes

The deferred tax asset represents expected future tax savings resulting from our net operating loss carry-forwards. As of December 31, 2007, we had a net operating loss carry-forward of approximately $184,766 for federal income tax purposes which expires through 2027. Utilization of this benefit is primarily subject to the extent of our future earnings, and may be limited by, among other things, stockholder changes, including the possible issuance of additional shares in one or more financing or acquisition transactions. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements since the Company believes that the realization of its net deferred tax assets of approximately $184,766 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation of $184,766.

Provision for Doubtful Accounts

We continuously monitor the creditworthiness of our customers and have established an allowance for amounts that may become uncollectible in the future based on current economic trends, our historical payment and bad debt write-off experience, and any specific customer related collection issues.

Recently Issued Accounting Standards

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with its annual report for the year ending December 31, 2008, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	Of Management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	Of Management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	Of the framework used by Management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

We do not have any contractual obligations.

Item 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

Item 8. FINANCIAL STATEMENTS

The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A. CONTROLS AND PROCEDURES

Our Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms; and (ii) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our directors and executive officers:

Name	Age	Position

Haris Tajyar	32	President, Chief Executive Officer
Omar Tajyar	28	Chief Operating Officer
Miki Antunovich	36	Chief Financial Officer

Haris Tajyar, has been Chief Executive Officer and a Director of the Company since its inception. Prior to his position with us, Mr. Tajyar was the Vice President at Financial Relations Board. From 1994 to 2002 Mr. Tajyar received the PRSA Investor Relations Program of the Year award, which he won in 2000 for his work on Starwood Hotels & Resorts, as well as winning Investor Relations Program of the Year for Value Vision, LJ International; and many others. Mr. Tajyar graduated from the University of Phoenix in 2006 with a BA in Business Administration. Mr. Tajyar has been managing partner of Investor Relations International (“IRI”), an investor relations and corporate communications firm, since April 2002.

Miki Antunovich, has been Chief Financial Officer and a Director of the Company since its inception. From 1997 to 2002 Mr. Antunovich was the Chief Financial Officer for Sunterra Golf which was a partially owned subsidiary of Sunterra Corporation (NSDQ:SNRR), the largest vacation ownership company operating 89 resorts worldwide. During his tenure at Sunterra Golf the Company’s revenues grew from $3,200,000 to greater than $25,000,000. Immediately prior to joining us, Mr. Antunovich was tax manager for a privately held real estate firm owning and managing in excess of $1.0 billion of commercial property. Mr. Antunovich graduated from California State University of Fresno in 1994 with a BA in Business with an emphasis in Accounting.

Omar Tajyar, has been Chief Operating Officer and Director of the Company since its inception. From 2002 to 2004 Mr. Tajyar was the Director of Account Management at IRI, a boutique investor relations firm located in Los Angeles, California. At IRI, Mr. Tajyar was responsible for overseeing all investor-relations programs as well as working closely with the account executive team to ensure that clients’ goals are met. He was also in charge of new business development and marketing for IRI. Mr. Tajyar is a member of the Los Angeles World Affairs Council and the Republican Business Advisory Council.

Committees of the Board of Directors

Our board of directors has an audit committee and a compensation committee. The audit committee reviews the scope and results of the audit and other services provided by our independent accountants and our internal controls. The compensation committee is responsible for the approval of compensation arrangements for our officers and the review of our compensation plans and policies. Each committee is comprised of Messrs. Tajyar and Antunovich.

Audit Committee Matters

Under its charter, the audit committee must pre-approve all engagements of our independent auditor unless an exception to such pre-approval exists under the Exchange Act or the rules of the Securities and Exchange Commission (SEC). Each year, the independent auditor's retention to audit our financial statements, including the associated fee, is approved by the committee before the filing of the preceding year's annual report on Form 10-K. At the beginning of the fiscal year, the audit committee will evaluate other known potential engagements of the independent auditor, including the scope of the work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from Management. At each subsequent committee meeting, the committee will receive updates on the services actually provided by the independent auditor, and Management may present additional services for approval. Typically, these would be services such as due diligence for an acquisition that would not have been known at the beginning of the year.

Since the May 6, 2003 effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of Li & Company, PC was approved in advance by the audit committee, and none of those engagements made use of the de minimus exception to pre-approval contained in the SEC's rules.

Our board has determined that the chairman of the audit committee, Mr. Tajyar, is an "audit committee financial expert," as that term is defined in Item 407(d)(5) of Regulation S-K, and "independent" for purposes of current and recently-adopted Nasdaq listing standards and Section 10A(m)(3) of the Securities Exchange Act of 1934.

Code of Ethics

We have adopted a code of ethics that applies to our Principal Executive Officer, Principal Financial Officer and other persons performing similar functions.

Section 16(a) beneficial ownership reporting compliance

We are not yet subject to 16(a) as we are registered under section 15(d) of the Exchange Act rather than Section 13.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the year ended December 31, 2007 earned by or paid to our chief operating officer and chief financial officer in 2007 whose total compensation exceeded $25,000 (the "named executive officers").

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)

Omar Tajyar,	2007	$48,000	$0	$48,000
Chief
Operating Officer

Miki Antunovich,	2007	$36,000	$0	$36,000
Chief Financial Officer

Indemnification Arrangements

Our Certificate of Incorporation provides that we indemnify and hold harmless each of our directors and officers to the fullest extent authorized by the Delaware General Corporation Law, against all expense, liability and loss (including attorney's fees, judgments, fines, ERISA excise taxes or penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by such person in connection therewith.

Our Certificate of Incorporation also provides that a director will not be personally liable to us or to our stockholders for monetary damages for breach of the fiduciary duty of care as a director. This provision does not eliminate or limit the liability of a director:

o for breach of his or her duty of loyalty to us or to our stockholders;

o for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

o under Section 174 of the Delaware General Corporation Law (relating to unlawful payments or dividends or unlawful stock repurchases or redemptions); or

o for any improper benefit.

Compensation of Directors

We do not pay any directors' fees. Directors are reimbursed for the costs relating to attending board and committee meetings.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table, together with the accompanying footnotes, sets forth information, as of March 31, 2008, regarding stock ownership of all persons known by us to own beneficially 5% or more of our outstanding common stock, all directors, named executive officers and all directors and executive officers as a group.

We determined beneficial ownership in accordance with rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise indicated, we believe that the persons or entities named in the following table have sole voting and investment power with respect to all shares of common stock as beneficially owned by them, subject to community property laws where applicable. All information with respect to beneficial ownership has been furnished to us by the respective stockholder.

Name of	Shares of Common Stock	Percentage
Beneficial Owner	Beneficially Owned	Of Ownership
Directors and Executive Officers
Haris Tajyar	900,000	89.6%
Omar Tajyar	100,000	9.4%
Miki Antunovich	1,000	0.1%

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Since the beginning of our fiscal year ended December 31, 2007, we did not have any related party transactions pursuant to Item 404 of Regulation S-K of the Exchange Act.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by our principal accounting firm, for the fiscal years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Audit fees	$42,230	$23,100
Audit related fees	--	--
Tax fees	$2,687	--
All other fees	--	--
Total fees	$44,917	$23,100

The Board of Directors has reviewed the following audit fees the Company has paid to the independent public accountants for purposes of considering whether such fees are compatible with maintaining the auditor’s independence. The policy of the Board of Directors is to pre-approve all audit services performed by its independent public accountants before the services are performed.

Audit Fees. Estimated fees billed for service rendered by KMJ | Corbin & Company LLP the review of SB-2 and for the audit of the financial statements of the Company were $42,230 for 2007 and the fees billed for service rendered by KMJ | Corbin & Company LLP for the review of Form SB-2 and for the audit of the financial statements of the Company were $23,100 for 2006. Fees billed for tax related services were $2,687 in 2007.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements - See the Index to the consolidated financial statements on page F-1

(b) Exhibits

No. 3.1	Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to Registration Statement of Form Sb-2 number
333-140637 filed by the Company (the “Registration Statement”)

No. 3.2	By-Laws of the Company. Incorporated by reference to Exhibit 3.2 to the
Registration Statement.

No. 4.1	Specimen Stock Certificate. Incorporated by reference to exhibit 4.1 to the
Registration Statement.

No. 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of
the Sarbanes-Oxley Act of 2002.*

No. 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of
the Sarbanes-Oxley Act of 2002.*

No. 32	Certification of Chief Executive Officer Pursuant to 18 U.S.C.
Section 1350, as adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 28, 2007 on its behalf by the undersigned, thereunto duly authorized.

Harry’s Trucking, Inc.

By: /s/ Haris Tajyar

Haris Tajyar, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Haris Tajyar
Haris Tajyar	President, Chief Executive Officer and	April 7, 2008
Chairman of the Board
(Principal Executive Officer)

/s/ Omar Tajyar
Omar Tajyar	Chief Operating Officer	April 7, 2008

/s/ Miki Antunovich
Miki Antunovich	Chief Financial Officer	April 7, 2008
(Principal Accounting Officer)

HARRY'S TRUCKING, INC.

December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Harry’s Trucking, Inc.

We have audited the accompanying balance sheet of Harry’s Trucking, Inc. (“Harry’s Trucking” or the “Company”) as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had an accumulated deficit, a net loss and cash used in operations for the year ended December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

March 7, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Harry’s Trucking, Inc.

We have audited the accompanying balance sheet of Harry’s Trucking, Inc. (the “Company”) as of December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harry’s Trucking, Inc. as of December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 3, the Company has incurred significant operating losses and negative cash flows from operations through December 31, 2006, and has an accumulated deficit at December 31, 2006. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result form the outcome of this uncertainty.

/s/ KMJ | Corbin & Company LLP

Irvine, California

July 10, 2007

HARRY'S TRUCKING, INC.

BALANCE SHEET

	December 31, 2007	December 31, 2006

ASSETS
CURRENT ASSETS:
Cash	$394	$38,311
Accounts receivable	25,000	-

Total Current Assets	25,394	38,311

Total Assets	$25,394	$38,311

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accured expenses	$13,397	$29,653

Total Current Liabilities	13,397	29,653

STOCKHOLDERS' EQUITY:
Preferred stock at $0.0001 par value: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value: 20,000,000 shares authorized,
1,048,000 shares issued and outstanding	105	105
Additional paid-in capital	736,492	628,029
Shareholder note receivable	-	(30,995)
Accumulated deficit	(724,600)	(588,481)

Total Stockholders' Equity	11,997	8,658

Total Liabilities and Stockholders' Equity	$25,394	$38,311

See accompanying notes to the financial statements.
F-4

HARRY'S TRUCKING, INC.

STATEMENT OF OPERATIONS
	For the Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005

NET SALES	$30,771	$58,542	$-

OPERATING EXPENSES:
Professional fees	70,075	-	-
Salary and wages	84,000	84,000	84,000
Transportation	1,009	49,953	-
General and administrative expenses	11,239	15,272	-

Total operating expenses	166,323	149,225	84,000

LOSS FROM CONTINUING OPERATIONS	(135,552)	(90,683)	(84,000)

OTHER (INCOME) EXPENSE:
Interest income	(2,005)	-	-
Other (income) expense	972	-	-

Total other (income) expense	(1,033)	-	-

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(134,519)	(90,683)	(84,000)

INCOME TAXES	1,600	800	-

NET LOSS FROM CONTINUING OPERATIONS	(136,119)	(91,483)	(84,000)

LOSS FROM DISCONTINUED OPERATIONS, net of tax	-	(316,326)	(14,086)

NET LOSS	$(136,119)	$(407,809)	$(98,086)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
Continuing operations	$(0.13)	$(0.09)	$(840.00)
Discontinued operations	-	(0.31)	(140.86)

Net loss per common share - basis and diluted	$(0.13)	$(0.40)	$(980.86)

Weighted Common Shares Outstanding - basic and diluted	1,048,000	1,011,521	100

See accompanying notes to the financial statements.

F-5

HARRY'S TRUCKING, INC.

STATEMENT OF STOCKHOLDERS' EQUITY
For the Years Ended December 31,2007 and 2006

		Common stock		Additional	Stockholder		Total
	Member's			paid-in	note	Accumulated	stockholders'
	capital	Shares	Amount	capital	receivable	deficit	Equity

Balance, January 1,2005	$197,635	-	$-	$-	$-	$(82,586)	115,049

Capital contributions	482,552						482,552

Capital repayments	(48,377)						(48,377)

Net loss						(98,086)	(98,086)

Balance, December 31,2005	631,810	-	-	-	-	(180,672)	451,138

Capital contributions	78,963						78,963

Capital repayments	(214,639)						(214,639)

Effect of reorganizing to C corporation	(496,134)	1,000,000	100	496,034			-

Stockholder note receivable		-	-	-	(30,995)		(30,995)

Issuance of common stock for cash		38,000	4	37,996			38,000
($.0001 per share)

Issuance of common stock for services		10,000	1	9,999			10,000
($1.00 per share; June 5, 2007

through September 30, 2007)

Contribution of salary and wages by				84,000			84,000
majority stockholder

Net loss						(407,809)	(407,809)

Balance, December 31, 2006	-	1,048,000	105	628,029	(30,995)	(588,481)	8,658

Contribution of salary and wages by				84,000			84,000
majority stockholder

Services provided by a company owned				5,463			5,463
by majority stockholder

Receipt of payment on stockholder note					30,995		30,995
				19,000
Capital contribution							-

Net loss						(136,119)	(136,119)

Balance, Decemer 31, 2007	$-	1,048,000	$105	$736,492	$-	$(724,600)	$(7,003)

See accompanying notes to the financial statements.
F-6

HARRY'S TRUCKING, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(136,119)	$(407,809)	$(98,086)

Adjustments to reconcile net loss to net cash used in
operating activities
Common stock issued for services	-	10,000	-
Provision for uncollectible accounts	-	27,328	2,950
Depreciation and amortization	-	37,995	77,774
Loss on disposal of assets	-	88,557	-
Contributed services	89,463	84,000	84,000
Changes in operating assets and liabilities:
Accounts receivable	(25,000)	109,525	(133,152)
Prepaid expenses	-	12,315	(4,840)
Proceeds from factor	-	278,498	35,072
Payments to factor	-	(313,570)	-
Accounts payable and accrued expenses	(16,256)	14,940	(10,921)

NET CASH USED IN OPERATING ACTIVITIES	(87,912)	(58,221)	(47,203)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	-	(248,225)
Proceeds from disposal of property and equipment	-	607,631	-
Note issued to stockholder	-	(30,995)	-
Repayment of stockholder note receivable	30,995	-

NET CASH USED IN INVESTING ACTIVITIES	30,995	576,636	(248,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	21,839	-
Repayments of notes payable	-	(404,267)	(54,747)
Capital contributions	19,000	78,963	398,552
Capital distributions	-	(214,639)	(48,377)
Issurance of common stock for cash	-	38,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	19,000	(480,104)	295,428

NET INCREASE (DECREASE) IN CASH	(37,917)	38,311	-

Cash at beginning of year	38,311	-	-

Cash at end of year	$394	$38,311	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$-	$17,054	$31,654
Taxes paid	$800	$4,323	$890

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of equipment with notes	$-	$-	$291,227

See accompanying notes to the financial statements.
F-7

HARRY'S TRUCKING, INC.

Notes to the Financial Statements

December 31, 2007

NOTE 1 – ORGANIZATION AND OPERATIONS

Harry’s Trucking, Inc. (“Harry’s Trucking” or the “Company”) was organized as Harry’s Trucking, LLC, a limited Liability Company on April 12, 2004 under the laws of the State of California. It was converted into a C corporation, incorporated in the State of Delaware on September 1, 2006, in a transaction in which the newly-formed corporation issued an aggregate of 1,000,000 shares of common stock to the former members of the LLC for all of the outstanding membership units of Harry’s Trucking, LLC. All membership units were held by and all shares of common stock were issued to the Company’s Chief Executive Officer and Chief Operating Officer based on their pro-rata ownership percentages in the LLC. No cash consideration was paid. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Harry’s Trucking, LLC which are recorded at historical cost. The Company applied Topic 4B of the Staff Accounting Bulletins issued by the Securities and Exchange Commission, by reclassifying all of the Company’s undistributed earnings and losses to additional paid-in capital as of September 1, 2006. The accompanying financial statements have been prepared as if the Company had its corporate capital structure as of the first date of the first period presented.

The Company principally engaged in over-the-road truckload business with an average length of haul of approximately 2,000 miles using a fleet of the latest-model tractors and refrigerated trailers. The principal types of freight the Company transported included perishable food. In February 2006, the Company discontinued its over-the-road trucking business and changed its business to a non-asset based third party transportation brokerage service.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Significant estimates include the estimated useful lives of property and equipment, software copyright and technology. Actual results could differ from those estimates.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Trade accounts receivable

Trade accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expenses, if any.

Outstanding account balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure to its customers.

Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) for its financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, trade accounts receivable, and accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 101 “Revenue Recognition” (“SAB No. 101”), as amended by SAB 104 for revenue recognition. The Company records revenue when persuasive evidence of an arrangement exists, the service is rendered, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Revenue is recognized upon the delivery of freight, at which time the related transportation cost, including commission, is also recognized. At that time, our obligations are completed and collection of receivables is reasonably assured.

Stock-based compensation

The Company accounted for its stock based compensation under the recognition and measurement principles of the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”) and the Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) Issue No. 96-18 “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling Goods Or Services” (“EITF No. 96-18”) using the modified prospective method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Income taxes

The Company was a limited liability company, until September 1, 2006 during which time the Company was treated as a partnership for federal income tax purposes. Under subchapter K of the Internal Revenue Code members of a limited liability company are taxed separately on their distributive share of the partnership’s income whether or not that income is actually distributed.

Effective September 1, 2006, the Company follows Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”). Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2007 or 2006.

Recently issued accounting pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with its annual report for the year ending December 31, 2008, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	Of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $724,600 at December 31, 2007, had a net loss from continuing operations and cash used in continuing operations of $136,119 and $87,912 for the year ended December 31, 2007, respectively.

While the Company is attempting to produce sufficient revenues, the Company’s cash position may not be enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – STOCKHOLDERS’ EQUITY

(i) Common stock

Harry’s Trucking, Inc was converted into a C corporation, incorporated in the State of Delaware on September 1, 2006, in a transaction in which the newly-formed corporation issued an aggregate of 1,000,000 shares of common stock to the former members of the LLC for all of the outstanding membership units of Harry’s Trucking, LLC. All membership units were held by and all shares of common stock were issued to the Company’s Chief Executive Officer and Chief Operating Officer based on their pro-rata ownership percentages in the LLC. No cash consideration was paid. The Company applied Topic 4B of the Staff Accounting Bulletins issued by the Securities and Exchange Commission, by reclassifying all of the Company’s undistributed earnings and losses to additional paid-in capital as of September 1, 2006.

For the period from September 1, 2006 through December 31, 2006, the Company issued 38,000 shares of its common stock for proceeds of $38,000 and 10,000 shares of its common stock for service rendered valued at $10,000 (the estimated fair value on the date of grant), respectively.

(ii) Additional paid-in capital

During the years ended December 31, 2007 and 2006, the Company recorded an increase to additional paid-in capital of $84,000 per year (the estimated fair value of the services rendered), for services provided by employees of entities owned by the majority stockholder at no cost to the Company and recorded such services as salary and wages in the accompanying statements of operations.

During 2007 the majority stockholder contributed capital aggregating $19,000.

NOTE 5 – INCOME TAXES

At December 31, 2007, the Company has available for federal income tax purposes a net operating loss (“NOL”) carry-forward of $184,766 that may be used to offset future taxable income through the year ending December 31, 2027. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements since the Company believes that the realization of its net deferred tax assets of approximately $184,766 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $184,766.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $46,281 and $138,485 during the years ended December 31, 2007 and 2006, respectively.

Components of deferred tax assets as of December 31, 2007 and 2006 are as follows:

	December 31
	2007	2006
Net deferred tax assets – Non-current:

Expected Federal income tax benefit from NOL carry-forwards	$184,766	$138,485
Less valuation allowance	(184,766)	(138,485)
Deferred tax assets, net of valuation allowance	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate

Federal income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

NOTE 6 – RELATED PARTY TRANSACTIONS

(i) Note receivable - stockholder

During December 2006 the Company loaned funds to its majority stockholder. The loan was evidenced by a promissory note in the amount of $30,995. The note accrued interest at a rate of 4.5% per annum and was due upon demand. Interest income under this note amounted to $2,005 for the year ended December 31, 2007. On August 31, 2007, the majority stockholder paid $33,000 representing $30,995 in principal and $2,005 interest accrued through August 31, 2007.

(ii) Office

The Company has been provided office space by an entity wholly owned and operated by the majority stockholder of the Company at no cost.

NOTE 7 – CONCENTRATIONS AND CREDIT RISK

(i) Customers and Credit Concentrations

Two customers accounted for 81.2% and 11.9% and 100.0% and 0.0% of total sales and trade accounts receivable for the year ended December 31, 2007, respectively.