Form 10-Q
period 2008-03-31
Harry's Trucking, Inc.
filed 2008-05-15
CIK 1388686

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________
Commission File Number 333-140637
HARRY’S TRUCKING, INC. (Name of small business issuer in its charter)
Delaware	13-4343369
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
15981 Yarnell Street #225 Sylmar, CA 91342 (Address of Principal Executive Offices)
(818) 939-1049 (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐   Accelerated Filer ☐       Non-Accelerated Filer☐       Smaller Reporting Company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,048,000 shares of common stock, par value $.0001 per share, as of May 15, 2008.

Transitional Small Business Disclosure Format (Check one). YES ☐ NO ☒

HARRY’S TRUCKING, INC.

FORM 10-Q

March 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1
Item 2.	Management’s Discussion and Analysis of Financial Condition	2
Item 3	Quantitative and Qualitative Disclosures About Market Risk	8
Item 4.	Control and Procedures	8

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	8
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8
Item 3.	Defaults Upon Senior Securities	8
Item 4.	Submission of Matters to a Vote of Security Holders	8
Item 5.	Other Information	8
Item 6.	Exhibits and Reports on Form 8-K	9

SIGNATURE		10

HARRY'S TRUCKING, INC.

March 31, 2008

INDEX TO FINANCIAL STATEMENTS

Contents	Page(s)

Balance Sheets at March 31, 2008 (Unaudited) and December 31, 2007	F-2

Statements of Operations for the Three Months Ended March 31, 2008 and 2007 (Unaudited)	F-3

Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007 (Unaudited)	F-4

Notes to the Financial Statements (Unaudited)	F-5 to F-8

HARRY'S TRUCKING, INC.

BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$83	$394
Accounts receivable	75,000	25,000

Total Current Assets	75,083	25,394

Total Assets	$75,083	$25,394

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accured expenses	$27,550	$13,397
Customer deposits	25,000	-
Due to shareholder	12,000	-

Total Current Liabilities	64,550	13,397

STOCKHOLDERS' EQUITY:
Preferred stock at $0.0001 par value: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value: 20,000,000 shares authorized,
1,048,000 shares issued and outstanding	105	105
Additional paid-in capital	736,492	736,492
Accumulated deficit	(726,064)	(724,600)

Total Stockholders' Equity	10,533	11,997

Total Liabilities and Stockholders' Equity	$75,083	$25,394

See accompanying notes to the financial statements.

F-2

HARRY'S TRUCKING, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2008	March 31, 2007

NET SALES	$25,000	5,771

OPERATING EXPENSES:
Professional fees	4,540	$2,483
Salary and wages	21,000	21,000
Transportation	-	349
General and administrative expenses	939	879

Total operating expenses	26,479	24,711

LOSS FROM OPERATIONS	(1,479)	(18,940)

OTHER INCOME:
Other income	(15)	-

Total other income	(15)	-

LOSS BEFORE INCOME TAXES	(1,464)	(18,940)

INCOME TAXES	-	-

NET LOSS	$(1,464)	$(18,940)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:

Weighted common shares outstanding - basic and diluted	1,048,000	1,048,000

See accompanying notes to the financial statements.

F-3

HARRY'S TRUCKING, INC.

STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2008	March 31, 2007
	Three Months ended	Three Months ended

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,464)	$(18,940)

Adjustments to reconcile net loss to net cash used in
operating activities
Contributed services	-	21,000
Changes in operating assets and liabilities:
Accounts receivable	(50,000)	-
Accounts payable and accrued expenses	14,153	(28,853)
Customer deposits	25,000	-

NET CASH USED IN OPERATING ACTIVITIES	(12,311)	(26,793)
Advance from majority stockholder	12,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,000	-

NET DECREASE IN CASH	(311)	(26,793)

Cash at beginning of period	394	38,311

Cash at end of period	$83	$11,518

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$-

See accompanying notes to the financial statements.

F-4

HARRY'S TRUCKING, INC.

Notes to the Financial Statements

March 31, 2008

(Unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2007 and notes thereto contained in the Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission (the “SEC”) on April 7, 2008. Interim results are not necessarily indicative of the results for the full year.

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

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure to its customers.

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

Stock-based compensation

The Company accounted for its stock based compensation under the recognition and measurement principles of the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”) and the Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) Issue No. 96-18“Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling Goods Or Services” (“EITF No. 96-18”) using the modified prospective method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”). Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2008 or 2007.

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

On February 15, 2007, the FASB issued FASB Statement No. 159“The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

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

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007)“Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160“Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $726,064 at March 31, 2008, had a net loss from continuing operations and cash used in continuing operations of $1,464 and $12,311 for the three months ended March 31, 2008, respectively.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

(i) Advance from Majority stockholder

During the three month period ended March 31, 2008 the majority stockholder of the Company advanced it $12,000 in aggregate for its working capital, which were repaid in April 2008. These advances were unsecured, due on demand and non-interest bearing.

(ii) Compensation to the Majority stockholder

During the three month ended March 31, 2008 the Company accrued $21,000 as salary and wages to its majority stockholder for services rendered.

(iii) Office

The Company has been provided office space by an entity wholly owned and operated by the majority stockholder of the Company at no cost.

NOTE 6 – CONCENTRATIONS AND CREDIT RISK

(i) Customers and Credit Concentrations

One customer accounted for 100.0% of total sales for the three months ended March 31, 2008 and 100.0% of trade accounts receivable as of March 31, 2008. Two different customers accounted for 100.0% of total sales for the three month period ended March 31, 2007.

Item 2 – Management’s Discussion and Analysis or Plan of Operation of Financial Condition and Results of Operations

References to “Company”, “we” or “us” refer to Harry’s Trucking Inc., unless the context requires otherwise.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Factors That May Affect Future Results and Financial Condition.”

OVERVIEW

The Company, until early 2006 operated a fleet of truckload carrier equipment within the 48 contiguous United States. We operated predominately in one industry, over the road transportation, as a truckload motor carrier and thus have only one reportable segment. Our fleet consisted of 2004 or newer Peterbilt 387 model tractors and 2002 or newer 48’ to 53’ Wabash or Great Dane trailers. All trailers were equipped with temperature control equipment thus allowing for shipments of products at or above -20 degrees Celsius. We earned revenue by hauling freight for retailers, manufacturers, freight brokers and other companies. We primarily operated as a trans-continental carrier running long haul lanes with an average length of haul greater than 2,000 miles. Our services included dry van, refrigerated and dedicated van offerings. The principal types of freight we transported include fresh produce, ice cream, beverages and other temperature sensitive products. In early 2006, management concluded that the capital requirements needed to reach profitability in addition to high fuel costs exceeded current capabilities. At such time Management implemented a change in operating strategy from an over-the-road long haul truckload carrier to a non-asset based third-party logistics provider. As a result our prior operating strategy was treated as a discontinued operation for financial statement reporting purposes. As a non-asset based third-party logistics provider we work with various organizations to assist in managing there supply chain requirements. We were able to capitalize on strategic relationships which were developed while operating as an over-the-road truckload carrier. Recently our revenues have decreased due to the departure of our sole sales representative. We are currently seeking to hire up to three new sales representatives. If we are not successful in these efforts, our revenues may continue to decrease.

FMCSA Hours of Service Regulations

The Federal Motor Carrier Safety Administration (“FMCSA”) revised their Hours-of-Service (“HOS”) regulations effective January 2004 to increase the maximum daily drive time from 10 to 11 hours, but no longer allow for breaks in the on-duty period. We believe that these changes may have caused productivity losses as there is wait time while the tractors are loaded, unloaded or otherwise detained which cannot be recovered with additional drive time. This also has an impact on our independent contractors’ wages since they are paid primarily on the number of miles driven. In such situations, we have worked with our shippers to minimize the loss of productivity. When necessary, we have billed our shippers and in turn compensated our independent contractors’ accordingly so as to maintain our existing pay structure.

In July 2004, the United States Court of Appeals for the District of Columbia Circuit issued a decision vacating the new HOS rules. Under the Court’s rules, FMCSA had 45 days to seek a rehearing. On September 30, 2004, Congress extended the new HOS rules for one year. FMCSA continues to enforce the new HOS rules.

Safety Rating Update

Our safety rating has always been and continues to be satisfactory, the highest rating given by Federal Motor Carrier Safety Administration (FMCSA). We have always maintained safety as a top priority and have a comprehensive internal audit program for review of driver log compliance. No operational safety issues have been raised by the FMCSA compliance review.

Revenue Recognition

The Company recognizes revenues in accordance to the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition, as amended by SAB 104. The Company evaluates the criteria of the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount earned as commissions.

Trucking

The Company’s over-the-road truckload business provided nationwide transportation service to major customers. Revenues were recognized when the delivery of shipments are completed / delivered to their final destination. The Company reduces sales for any discounts granted. The Company was the primary obligor, acted as the principal in its transactions, had latitude in establishing prices and had the risk of loss as it relates to the ultimate collection of accounts receivable and cargo losses. Accordingly, the Company’s revenue was recorded on a gross basis.

Logistics

The Company recognizes service revenue when realized and earned. Revenue is considered to be realized and earned when the service has been provided to the customer on the day the shipment has been delivered, the sales price has been fixed or determinable and collectability is reasonably assured. The Company is the primary obligor, acts as the principal in its transactions, has latitude in establishing prices and selecting suppliers, and has the risk of loss as it relates to the ultimate collection of accounts receivable and cargo losses. As it relates to cargo shipments, the Company maintains liability insurance to cover potential liability for such losses. Accordingly, the Company’s revenue is recorded on a gross basis.

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of operating losses that are likely to continue in the future. Our independent registered public accounting firm has included an explanatory paragraph in their report of registered public accounting firm included in our audited financial statements for the years ended December 31, 2007 and December 31, 2006 to the effect that our losses from operations and our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we were to continue to experience losses and were to be required to cease operations, our shareholders would be likely to realize less for our assets than they are currently carried on our books because they would be sold separate from any operating business. Our principal shareholders have orally agreed to lend up to $50,000 to our business to allow it to continue operations. However, this amount may not prove to be sufficient and we may be required to cease operations which could result in our shareholders losing almost all of their investment.  However, this oral commitment is not a legally binding obligation of our principal shareholders and their failure to honor this commitment could cause us to run out of funds and cease operations. If $50,000 were received from our principal shareholders, management believes that it would enable us to continue operations at present levels for approximately nine months. During the first quarter of fiscal 2008, an affiliate of our principal shareholder made a cash advance of $12,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED) AND 2007 (UNAUDITED)

The following table sets forth for the periods indicated certain statement of earnings data as a percentage of operating revenue:

	Three Months Ended March 31, (unaudited)
	2008	2007
NET REVENUES	25,000	5,771
TRANSPORTATION EXPENSES	-	349
SELLING, GENERAL AND ADMINISTRATIVE	5,479	3,362
PAYROLL AND RELATED	21,000	21,000
OTHER INCOME	15	-
LOSS FROM CONTINUING OPERATIONS	(1,464)	(18,940)
NET LOSS	(1,464)	(18,940)

Segment information

We report information about operating segments, as well as disclosures about our services, geographic areas and major customers. Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance.

Our revenue base is derived from logistics services. We have concluded that we have only one reportable segment, which is the transportation logistics business.

CONTINUING OPERATIONS

Net Revenues

A summary of revenue generated for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31, (unaudited)
	2008	2007
Logistics Revenue	25,000	5,771

Logistics Revenue

Beginning February 15, 2006 the Company commenced logistics services. For the three months ended March 31, 2008 and 2007 logistics revenue amounted to $25,000 and $5,771, respectively. The Company intends to expand the growth of the logistics service by adding commission based sales representatives and it is anticipated that logistics revenue will be the primary revenues earned in the future as trucking operations have ceased. Revenue increased by $19,229 due to services provided to a new customer. It is the intention of management to hire additional sales representatives and the Company is continually screening for potential candidates. Should the Company be unsuccessful in hiring sales representatives it could lead to a further decline in revenue. Our revenues are dependant on having sales representatives.

Transportation Expenses

	Three Months Ended March 31, (unaudited)
	2008	2007
Purchased Transportation	$ -	$ 349
% of Revenue	0.0%	6.0%

For the three months ended March 31, 2008 and 2007 purchased transportation provided by third party carriers totaled $- and $349, respectively. Third party carriers are engaged to transport loads on our behalf and the carriers are required to provide equipment which is properly insured and provide fuel to deliver the agreed upon services.

Selling, General and Administrative

	Three Months Ended March 31, (unaudited)
	2008	2007
Selling, General and Administrative	$ 5,479	$ 3,362
% of Revenue	21.9%	58.3%

Selling, general and administrative expenses increased by $2,117 for the three months ended March 31, 2008 compared to the corresponding period in the prior year. The increase was primarily due to professional fees paid for audit services.

Payroll and Related

	Three Months Ended March 31, (unaudited)
	2008	2007
Payroll and Related	$ 21,000	$ 21,000
% of Revenue	84.0%	363.9%

Payroll and related remained consistent period over period due to maintaining a consistent employee base for our continuing operations.

Liquidity and Capital Resources

Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business. At March 31, 2008, we had $83 in cash. We believe that cash on hand may not be adequate to satisfy our ongoing working capital needs. During Fiscal Year 2008, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to support growth. During the first quarter of fiscal 2008, an affiliate of our principal shareholder made a cash advance of $12,000 to us and as of the date of this filing our cash on hand is $29. We are likely to require further cash advances from the affiliate of our principal shareholder.

Net Cash Used in Operating Activities. Net cash used in operating activities amounted to $12,311 for the three months ended March 31, 2008.

Net Cash Provided From Financing Activities. Net cash provided from financing activities was $12,000 for the three months ended March 31, 2008. During the first quarter of fiscal 2008, an affiliate of our principal shareholder made a cash advance of $12,000.

Our investing and financing needs have changed significantly from 2007 to 2008 to adjust for the fact that we discontinued our operations as an asset based truckload carrier. Under that form of business we required financing needs to purchase equipment and also significant capital to factor our accounts receivable. Under our new business model we are no longer in need of substantial capital to purchase equipment and factor accounts receivable. Our current financing needs are solely for working capital requirements.

Over the next twelve months we believe that our existing capital may not be sufficient to sustain our operations. Management plans to seek additional capital in the future to fund operations, growth and expansion through additional equity, debt financing or credit facilities. We have had early stage discussions with investors about potential investment in our firm at a future date. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our shareholders. In addition, our principal shareholders have orally agreed to lend up to $50,000 to our business to allow us to continue operations. Should the principal shareholders lend the $50,000, management believes such funds will support current operations for a period of nine months. In addition, the oral agreement from the principal shareholders to lend the $50,000 is not legally binding. During the first quarter of fiscal 2008, an affiliate of our principal shareholder advanced $12,000 of the $50,000 and $38,000 remains available to us.

Off Balance Sheet Arrangements

None

Forward-Looking Statements

This Registration Statement of Form SB-2 contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate”, “project,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, but are not limited to, projections of revenue, income, capital expenditures, plans for future operations, our financing needs or plans, the impact of inflation, the effect of any safety rating change, the impact of new accounting standards, the ultimate outcome and impact of litigation against the Company and regulatory actions, our ability to attract and retain drivers, the capacity of the industry, the demand from shippers, the impact of the Department of Transportation’s revised regulations, expectations regarding additional letters of credit, the sufficiency of our capital resources and plans relating to the foregoing.

As to the Company’s business and financial performance generally, important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the following: (i) excess capacity in the trucking industry; (ii) significant increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls, license and registration fees and insurance premiums, to the extent not offset by increases in freight rates or fuel surcharges; (iii) difficulty in attracting and retaining qualified drivers and owner operators, especially in light of the current shortage of qualified drivers and owner operators; (iv) recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries (such as retail and manufacturing) in which the Company has a significant concentration of customers; (v) seasonal factors such as harsh weather conditions that increase operating costs; (vi) increases in driver compensation to the extent not offset by increases in freight rates; (vii) the inability of the Company to secure acceptable financing arrangements; (viii) the ability of the Company to identify acquisition candidates that will result in successful combinations; (ix) an unanticipated increase in the number of claims or amount of claims for which the Company is not fully insured; (x) a significant reduction in or termination of the Company’s trucking services by a key customer; (xi) the loss of key executives; (xii) new or more comprehensive regulations with respect to fuel emissions, or ergonomics; (xiii) a spill or other accident involving hazardous substances; (xiv) an adverse determination by the FMCSA with respect to the Company’s safety rating and any resulting loss of customers or potential customers or material increase in insurance costs; (xv) the impact of the Department of Transportation’s regulations concerning the maximum number of hours of service that commercial truck drivers may operate; (xvi) the impact on our compensation programs resulting from new accounting standards regarding share-based payments; (xvii) the potential impact of current litigation, regulatory issues or other government actions; and (xviii) competition from trucking, rail and intermodal competitors.

Forward-looking statements express expectations of future events. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected. Due to these inherent uncertainties, the investment community is urged not to place undue reliance on forward-looking statements. In addition, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to projections over time. We further note that the Private Litigation Reform Act of 1995 does not apply to penny stocks (as we anticipate our common stock will be) or to issuers with no history of filing periodic reports under Securities Exchange Act of 1934, as amended, including us.

INFLATION

Inflation can be expected to have an impact on our operating costs. A prolonged period of inflation could cause interest rates, fuel, wages and other costs to increase which would adversely affect our results of operations unless freight rates could be increased correspondingly. However, the effect of inflation has been minimal over the past three years.

SEASONALITY

In the transportation industry, results of operations generally show a seasonal pattern as customers reduce shipments after the winter holiday season.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

Our future operating results and financial condition are dependent on our ability to successfully provide logistics services to meet dynamic customer demand patterns. Inherent in this process are a number of factors that we must successfully manage in order to achieve favorable future operating results and financial condition. Potential risks and uncertainties that could affect future operating results and financial condition include, without limitation, the factors discussed below.

REGULATION

Our logistics operations are regulated by the United States Department of Transportation ("DOT"). The DOT generally governs matters such as safety requirements, registration to engage in motor carrier operations, accounting systems, certain mergers, consolidations, acquisitions and periodic financial reporting. The DOT conducts periodic on-site audits of our compliance with their rules and procedures. Our most recent audit, which was conducted during 2004, resulted in a rating of "satisfactory", the highest safety rating available. A "conditional" or "unsatisfactory" DOT safety rating could have an adverse effect on our business, as some of our contracts with customers require a satisfactory rating and our qualification to self-insure our liability claims would be impaired.

During 2005, the Federal Motor Carrier Safety Administration ("FMCSA") began to enforce changes to the regulations which govern drivers' hours of service. Hours of Service ("HOS") rules issued by the FMCSA, in effect since 1939, generally limit the number of consecutive hours and consecutive days that a driver may work. The new rules reduce by one the number of hours that a driver may work in a shift, but increase by one the number of hours that drivers may drive during the same shift. Drivers often are working at a time they are not driving. Duties such as fueling, loading and waiting to load count as part of a driver's shift that are not considered driving. Under the old rules, a driver was required to rest for at least eight hours between shifts. The new rules increase that to ten hours, thereby reducing the amount of time a driver can be "on duty" by two hours.

Because of the two additional hours of required rest period time and the amount of time our drivers spend loading and waiting to load, we believe that the new rules have reduced trucker’s productivity and may negatively impact our operating income during 2008 and beyond.

We are also subject to regulation of various state regulatory agencies with respect to certain aspects of our operations. State regulations generally involve safety and the weight and dimensions of equipment.

DESCRIPTION OF PROPERTY

The Company operates out of the office of a business wholly owned and operated by the majority owner of the Company. The related entity leasing the office agreed to not charge the Company, as the primary purpose of the arrangement is to have a physical address for the Company to maintain for customer and vendor contacts and a location for commission based sales representatives to operate from. The related amounts are not considered significant as the Company occupies less than 7.5% of the overall office location to conduct its business. Should the utilization of additional space be required in the future, at that time the Company will begin the share in a pro-rata portion of the expenses, which would approximate $4,950 per annum at the current occupancy level.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates. The Company does not undertake any specific actions to limit those exposures.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Financial Officer and President, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commissions rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2008, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

Management's Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company's management, including the Company's CEO and CAO, does not expect that the Company's disclosure controls and procedures or the Company's internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company's internal control over financial reporting was effective as of March 31, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is not currently party to any legal proceedings.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

None.

Item 6 – Exhibits and Reports of Form 8-K

(a)    Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation - Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form SB-2 File Number 333-140637.
3.2	Bylaws - Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form SB-2 File Number 333-140637.
4.1	Specimen Stock Certificate - Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form SB-2 Number 333-140637.
21	Description of Subsidiaries. Harry’s Trucking, LLC – a 100% owned California LLC
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer and Principal Financial Officer.**
32.2	Section 1350 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.**

** Filed herewith

(b)    Reports of Form 8-K

None.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRY’S TRUKING, INC.

Date: May 15, 2008	By:	/s/ Haris Tajyar
Haris Tajyar, President and CEO