Form 10-Q
period 2008-06-30
Harry's Trucking, Inc.
filed 2008-08-14
CIK 1388686

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008
OR
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter  period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [  ] NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,048,000 shares of common stock, par value $.0001 per share, as of August 13, 2008.

Transitional Small Business Disclosure Format (Check one).  YES [  ] NO [X]

HARRY’S TRUCKING, INC.

June 30, 2008

HARRY’S TRUCKING, INC.

BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$152	$394
Accounts receivable	-	25,000

Total Current Assets	152	25,394

Total Assets	$152	$25,394

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accured expenses	$8,550	$13,397
Total Current Liabilities	8,550	13,397

STOCKHOLDERS' EQUITY:
Preferred stock at $0.0001 par value: 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value: 20,000,000 shares authorized,
1,048,000 shares issued and outstanding	105	105
Additional paid-in capital	736,492	736,492
Accumulated deficit	(744,995)	(724,600)

Total Stockholders' Equity	(8,398)	11,997

Total Liabilities and Stockholders' Equity	$152	$25,394

See accompanying notes to the financial statements.

HARRY’S TRUCKING, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	June 30, 2008	June 30, 2007

NET SALES	$26,855	$1,670

OPERATING EXPENSES:
Professional fees	7,832	36,580
Salary and wages	39,000	21,000
Transportation	-	5,114
General and administrative expenses	1,444	4,307

Total operating expenses	48,276	67,001

LOSS FROM OPERATIONS	(21,421)	(65,331)

OTHER INCOME:
Interest income	-	(1,550)
Other income	(2,490)	-

Total other income	(2,490)	(1,550)

LOSS BEFORE INCOME TAXES	(18,931)	(63,781)

INCOME TAXES	-	-

NET LOSS	$(18,931)	$(63,781)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
	$(0.02)	$(0.06)

Weighted common shares outstanding - basic and diluted	1,048,000	1,048,000

See accompanying notes to the financial statements.

HARRY’S TRUCKING, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Six Months Ended
	June 30, 2008	June 30, 2007

NET SALES	$51,855	$7,441

OPERATING EXPENSES:
Professional fees	12,372	39,063
Salary and wages	60,000	42,000
Transportation	-	5,463
General and administrative expenses	2,383	5,186

Total operating expenses	74,755	91,712

LOSS FROM OPERATIONS	(22,900)	(84,271)

OTHER INCOME:
Interest income	-	(1,550)
Other income	(2,505)	1,550

Total other income	(2,505)	(1,550)

LOSS BEFORE INCOME TAXES	(20,395)	(82,721)

INCOME TAXES	-	-

NET LOSS	$(20,395)	$(82,721)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:
	$(0.02)	$(0.08)

Weighted common shares outstanding - basic and diluted	1,048,000	1,048,000

See accompanying notes to the financial statements.

HARRY’S TRUCKING, INC.

STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2008	June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,395)	$(82,721)

Adjustments to reconcile net loss to net cash
used in operating activities
Contributed services	-	47,463
Accounts receivable	25,000	(1,550)
Accounts payable and accrued expenses	(4,847)	6,444

NET CASH USED IN OPERATING ACTIVITIES	(242)	(30,364)

NET DECREASE IN CASH	(242)	(30,364)

Cash at beginning of period	394	38,311

Cash at end of period	$152	$7,947

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Taxes paid	$-	$-

See accompanying notes to the financial statements.

Harry’s Trucking, Inc.

Notes to the Financial Statements

June 30, 2008 and 2007

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2007 and notes thereto contained in the Report on Form 10-KSB of the Company as filed with the United States Securities and Exchange Commission (the “SEC”) on April 7, 2008.  Interim results are not necessarily indicative of the results for the full year.

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

Net loss per common share

                Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2008 or 2007.

Recently issued accounting pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the year ending December 31, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

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

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

                Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $744,995 at June 30, 2008, had a net loss from operations of $20,395 for the interim periods ended June 30, 2008.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

(i) Compensation to the Majority stockholder

During the six month ended June 30, 2008 the Company accrued $42,000 as salary and wages to its majority stockholder for services rendered.

(ii) Office

The Company has been provided office space by an entity wholly owned and operated by the majority stockholder of the Company at no cost.

NOTE 6 – CONCENTRATIONS AND CREDIT RISK

(i) Customers and Credit Concentrations

One customer accounted for 96.4% of total sales for the six months ended June 30, 2008.  Two different customers accounted for 100.0% of total sales for the six month period ended June 30, 2007 and one customer accounted for 100.0% of trade accounts receivable as of June 30, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED) AND 2007 (UNAUDITED)

 The following table sets forth for the periods indicated certain statement of earnings data:

	Six Months Ended June 30, (unaudited)
	2008	2007
NET REVENUES	51,855	7,441
TRANSPORTATION EXPENSES	-	5,463
SELLING, GENERAL AND ADMINISTRATIVE	2,383	5,186
PAYROLL AND RELATED	60,000	42,000
OTHER INCOME	(2,505)	(1,550)
LOSS FROM CONTINUING OPERATIONS	(20,395)	(82,721)
NET LOSS	(2,395)	(82,721)

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

CONTINUING OPERATIONS

Net Revenues

A summary of revenue generated for the six months ended June 30, 2008 and 2007 is as follows:

	Six Months Ended March 31, (unaudited)
	2008	2007
Logistics Revenue	51,855	7,441
% of Revenue	100%	100%

Logistics Revenue

Beginning February 15, 2006 the Company commenced logistics services. For the six months ended June 30, 2008 and 2007 logistics revenue amounted to $51,855 and $7,441, respectively. The Company intends to expand the growth of the logistics service by adding commission based sales representatives and it is anticipated that logistics revenue will be the primary revenues earned in the future as trucking operations have ceased. Revenue increased by $44,414 due to services provided to a new customer. It is the intention of management to hire additional sales representatives and the Company is continually screening for potential candidates. Should the Company be unsuccessful in hiring sales representatives it could lead to a decline in revenue. Our revenues are dependant on having sales representatives.

Selling, General and Administrative

	Six Months Ended June 30, (unaudited)
	2008	2007
Selling, General and Administrative	$14,755	$44,279
% of Revenue	28.5%	595.1%

Selling, general and administrative expenses decreased by $29,524 for the six months ended June 30, 2008 compared to the corresponding period in the prior year. The decrease was primarily due to decreased professional fees paid for audit services and legal expenses as the Company was effecting a registration under the Securities Act during the period in 2007 which resulted in increased professional costs.

Payroll and Related

	Six Months Ended June 30, (unaudited)
	2008	2007
Payroll and Related	$ 60,000	$ 42,000
% of Revenue	115.6%	564.4%

Payroll and related remained increased over the period over period due to the classification of an advance to an affiliated party as payroll related otherwise we maintained a consistent employee base for our continuing operations, the decrease in percentage of revenues primarily reflects increased revenue levels in the 2008 period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 (UNAUDITED) AND 2007 (UNAUDITED)

 The following table sets forth for the periods indicated certain statement of earnings data:

	Three Months Ended June 30, (unaudited)
	2008	2007
NET REVENUES	26,885	1,670
TRANSPORTATION EXPENSES	-	5,114
SELLING, GENERAL AND ADMINISTRATIVE	1,444	5,186
PAYROLL AND RELATED	39,000	21,000
OTHER INCOME	(2,490)	(1,550)
LOSS FROM CONTINUING OPERATIONS	(18,931)	(63,781)
NET LOSS	(18,931)	(63,871)

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

CONTINUING OPERATIONS

Net Revenues

A summary of revenue generated for the six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended March 31, (unaudited)
	2008	2007
Logistics Revenue	26,855	1,670
% of Revenues	100%	100%

Logistics Revenue

Beginning February 15, 2006 the Company commenced logistics services. For the three months ended June 30, 2008 and 2007 logistics revenue amounted to $26,855 and $1,670, respectively. The Company intends to expand the growth of the logistics service by adding commission based sales representatives and it is anticipated that logistics revenue will be the primary revenues earned in the future as trucking operations have ceased. Revenue increased by $24,585 due to services provided to a new customer. It is the intention of management to hire additional sales representatives and the Company is continually screening for potential candidates. Should the Company be unsuccessful in hiring sales representatives it could lead to a decline in revenue. Our revenues are dependant on having sales representatives.

Selling, General and Administrative

	Three Months Ended June 30, (unaudited)
	2008	2007
Selling, General and Administrative	$9,256	$40,887
% of Revenue	34.5%	2,448.3%

Selling, general and administrative expenses decreased by $ 31, 631for the six months ended June 30, 2008 compared to the corresponding period in the prior year. The decrease was primarily due to decreased professional fees paid for audit services and legal expenses as the Company was effecting a registration under the Securities Act during the period in 2007 which resulted in increased professional costs.

Payroll and Related

	Three Months Ended June 30, (unaudited)
	2008	2007
Payroll and Related	$ 39,000	$ 21,000
% of Revenue	145.2%	1,257.5%

Payroll and related remained increased over the period over period due to the classification of an advance to an affiliated party as payroll related otherwise we maintained a consistent employee base for our continuing operations, the decrease in percentage of revenues reflects increased revenue levels in the 2008 period.

Liquidity and Capital Resources

Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business. At June 30, 2008, we had $152 in cash. We believe that cash on hand may not be adequate to satisfy our ongoing working capital needs. During Fiscal Year 2008, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to support growth. During the first six months of fiscal 2008, an affiliate of our principal shareholder made a cash advance of $12,000 to us and as of the date of this filing our cash on hand is $29. We are likely to require further cash advances from the affiliate of our principal shareholder.

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

Off Balance Sheet Arrangements

None

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate”, “project,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, but are not limited to, projections of revenue, income, capital expenditures, plans for future operations, our financing needs or plans, the impact of inflation, the effect of any safety rating change, the impact of new accounting standards, the ultimate outcome and impact of litigation against the Company and regulatory actions, our ability to attract and retain drivers, the capacity of the industry, the demand from shippers, the impact of the Department of Transportation’s revised regulations, expectations regarding additional letters of credit, the sufficiency of our capital resources and plans relating to the foregoing.

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

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Financial Officer and President, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commissions rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2008, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

Management's Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company's internal control over financial reporting was effective as of June 30, 2008.

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

HARRY’S TRUKING, INC.

Date: August 13, 2008	By:	/s/ Haris Tajyar

Haris Tajyar, President and CEO

Exhibit Index

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation - Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form SB-2 File Number 333-140637.
3.2	Bylaws - Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form SB-2 File Number 333-140637.
4.1	Specimen Stock Certificate - Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form SB-2 File Number 333-140637
21	Description of Subsidiaries. Haris Trucking LLC a 100% owned California LLC
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer and Principal Financial Officer.**
32.1	Section 1350 Certification by the Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer.**

** Filed herewith