Form 10-Q
period 2008-09-30
Premier Power Renewable Energy, Inc.
filed 2008-11-17
CIK 1388686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 333-140637

PREMIER POWER RENEWABLE ENERGY, INC.

(Exact name of registrant as specified in it charter)

Delaware	13-4343369
(State or other jurisdiction of incorporation or	(IRS Employer Identification
organization)	No.)

4961 Windplay Drive, Suite 100
El Dorado Hills, CA 95762

 (Address of principal executive offices)

(916) 939-0400

 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Non-Accelerated Filer ☐
Accelerated Filer ☐	Smaller Reporting Company ☒

The registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date:  26,018,750 issued and outstanding as of November 7, 2008.

PREMIER POWER RENEWABLE ENERGY, INC.
TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR PERIOD ENDED SEPTEMBER 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Our financial statements start on the following page, beginning with page F-1.

PREMIER POWER RENEWABLE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,446,853	$1,278,651
Accounts receivable, net of allowance for doubtful accounts
of $10,000 at September 30, 2008 and December 31, 2007	7,730,325	2,437,851
Due from shareholders	—	23,458
Cost and estimated earnings in excess of billings
on uncompleted contracts	640,833	37,245
Inventory, net	6,936,339	1,417,338
Prepaid expenses and other current assets	43,990	69,332
Total current assets	20,798,340	5,263,875

Property and equipment, net	388,216	314,166
Intangible assets	1,593,497	—
Total assets	$22,780,053	$5,578,041

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,035,378	$2,611,162
Accrued liablilities	1,286,443	527,550
Deferred income taxes	499,652	31,152
Billings in excess of costs and estimated earnings
on uncompleted contracts	6,775,344	1,451,637
Borrowings, current	1,316,720	58,165
Total current liabilities	14,913,537	4,679,666
Borrowings, non-current	186,906	183,223
Deferred income taxes	249,750	—
Total liabilities	15,350,193	4,862,889

Commitments and contingencies (Note 8)	—	—

Minority interest	—	1,650

Shareholders' equity:
Convertible preferred stock; par value $.0001 per share; 20,000,000 shares authorized; 3,500,000 and 0 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	350	—
Common stock, par $.0001 per share, 100,000,000 shares authorized, 26,018,750 and 19,578,853 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	2,602	1,958
Additional paid-in-capital	7,202,271	1,566
Retained earnings	272,668	700,913
Accumulated other comprehensive income (loss)	(48,031)	9,065
Total shareholders' equity	7,429,860	713,502
Total liabilities and shareholders' equity	$22,780,053	$5,578,041

The accompanying notes are an integral part of these financial statements

PREMIER POWER RENEWABLE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$9,236,108	$4,486,221	$27,224,925	$13,310,421
Cost of sales	(8,233,171)	(3,057,589)	(23,502,924)	(9,822,046)
Gross profit	1,002,937	1,428,632	3,722,001	3,488,375

Operating expenses:
Sales and marketing	576,451	290,177	1,571,826	975,229
Administrative expense	515,163	515,201	1,427,653	1,363,301
Total operating expenses	1,091,614	805,378	2,999,479	2,338,530

Operating income (loss)	(88,678)	623,254	722,522	1,149,845

Other income (expense):
Interest expense	(16,912)	(9,197)	(55,957)	(15,201)
Interest income	50	4,112	21,867	15,587
Total other income (expense), net	(16,862)	(5,085)	(34,090)	386

Income (loss) before income taxes	(105,540)	618,169	688,432	1,150,231

Income tax expense	236,027	5,877	440,362	11,111

Net income (loss) before minority interest	(341,567)	612,292	248,070	1,139,120

Minority interest	90,728	(29,770)	(224,315)	(11,573)

Net income (loss)	$(250,839)	$582,522	$23,755	$1,127,547

Earnings per share:
Basic	$(.01)	$.03	$.00	$.06
Diluted	$(.01)	$.03	$.00	$.06

Weighted average shares outstanding:
Basic	21,847,743	19,578,853	20,343,460	19,578,853
Diluted	21,847,743	19,578,853	20,343,460	19,578,853

The accompanying notes are an integral part of these financial statements

PREMIER POWER RENEWABLE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

								Accumulated
						Additional		Other
	Common Stock		Preferred Stock			Paid	Retained	Comprehensive	Unaudited
	Shares	Amount	Shares	Amount		In Capital	Earnings	Income	Total
Balance December 31, 2007	19,578,853	$1,958		$		$1,566	$700,913	$9,065	$713,502

Net income							23,755		23,755
Foreign currency translation adjustment								(57,096)	(57,096)
Comprehensive income									(35,341)

Issuance of shares to purchase minority interest	3,059,299	306				1,488,927			1,489,233
Shares issued in connection with reverse acquisition	3,380,598	338							338
Issuance of Series A and Series B warrants						488,356			488,356
Issuance of Series A convertible preferred stock			3,500,000		350	5,223,422			5,223,772
Distributions							(452,000)		(452,000)

Balance September 30, 2008 (unaudited)	26,018,750	$2,602	3,500,000		$350	$7,202,271	$272,668	$(48,031)	$7,429,860

The accompanying notes are an integral part of these financial statements

PREMIER POWER RENEWABLE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$23,755	$1,127,547
Minority interest	224,315	11,573
Net income before minority interest	248,070	1,139,120
Adjustments to reconcile net income
(used in) operating activities:
Depreciation and amortization	73,286	21,029
Changes in operating assets and liabilities:
Accounts receivable	(5,292,474)	(1,527,422)
Cost and estimated earnings in excess of billings
on uncompleted contracts	(603,588)	(470,814)
Inventories	(5,519,001)	(163,328)
Prepaid expenses and other assets	25,342	137,903
Accounts payable	2,424,216	833,218
Accrued liablities	719,288	121,473
Deferred income taxes	385,249	(5,797)
Billings in excess of costs and estimated earnings
on uncompleted contracts	5,323,707	(1,067,750)

Net cash used in operating activities	(2,215,905)	(982,368)
Cash flows from investing activities:
Acquisition of property and equipment	(89,833)	(63,841)
Proceeds from sale of property and equipment	5,480	16,445
Distributions	(452,000)	(553,116)
Net cash used in investing activities	(536,354)	(600,512)
Cash flows from financing activities:
Net principal payments on borrowings	(50,745)	(38,296)
Net repayments from shareholders	23,458	—
Proceeds from borrowings	1,250,000	840,098
Issuance of preferred stock and warrants	5,712,128	—
Net cash provided by financing activities	6,934,841	801,802
Effect of foreign currency	(14,380)	3,620
Increase (decrease) in cash and cash equivalents	4,168,202	(776,946)
Cash and cash equivalents at begining of period	1,278,651	934,853
Cash and cash equivalents at end of period	$5,446,853	$157,907

Supplemental cash flow information:
Interest paid	$16,912	$9,197
Taxes paid	$55,113	$16,908
Non-cash investing and financing activities:
Issuance of notes to acquire equipment	$62,983	$80,098
Common stock issued to acquire minority interest	$1,489,233

The accompanying notes are an integral part of these financial statements

PREMIER POWER RENEWABLE ENERGY, INC.
Notes To Consolidated Financial Statements

Information as of and for the Nine Months Ended September 30, 2008 and September 30, 2007
(Unaudited)

1.	ORGANIZATION AND NATURE OF BUSINESS

Premier Power Renewable Energy, Inc., a Delaware corporation (the “Parent”), and its subsidiaries, Premier Power Renewable Energy, Inc., a California corporation (Premier Power California), Bright Future Technologies, LLC (Bright Future), and Premier Power Sociedad Limitada (Premier Power Spain) (collectively the “Company”) designs, engineers, and installs photovoltaic systems in the United States and Spain.

Prior to September 9, 2008, Premier Power California and Bright Future were wholly owned by a common shareholder group. That same shareholder group was deemed to exercise control over Premier Power Spain through a 51% ownership interest, management control, and the absence of disproportionate voting rights. On September 1, 2008, that shareholder group exchanged their interests in Premier Power Spain for shares of common stock of Premier Power California. On August 27, 2008, the holders of the 49% minority interest in Premier Power Spain exchanged their interests in Premier Power Spain for shares of common stock of Premier Power California. A summary of the fair value of the acquired tangible and intangible assets and liabilities held by the 49% minority interest is as follows:

Fair Value of shares exchanged	$1,489,233
Tangible assets acquired	$(1,033,603)
Amortizing intangible assets acquired	$(1,110,001)
Liabilities assumed	$804,867
Goodwill	$150,496

The estimated fair values of the acquired tangible assets and liabilities and intangible assets may change as the Company completes the process of valuing the acquired assets and liabilities and as direct costs of the transaction are finalized. The final adjustments are not expected to be material.

Pro forma operating results, assuming the minority interest was acquired as of January 1, 2008 and 2007, have not been provided as such amounts are not materially different from the information provided in the Company’s financial statements. The historical financial statements of the Company prior to September 9, 2008 present its financial position, results of operations and cash flows on a combined basis.

Pursuant to a reverse acquisition between the Parent (formerly “Harry’s Trucking, Inc.”) and Premier Power California that closed on September 9, 2008, the shareholders of Premier Power California exchanged their interests for shares of the Parent’s common stock, including 19,578,853 shares that were distributed to the common shareholder group that held the majority interest in Premier Power Spain and 3,059,299 shares that were distributed to the former minority interest holders of Premier Power Spain.

Subsequent to the merger, the former shareholders of Premier Power California held approximately 87% of the outstanding common stock of the Company. The merger was considered to be a reverse acquisition accounted for as a recapitalization. Premier Power California was considered to be the accounting acquirer and the historical financial statements of the Company are those of Premier Power California. The outstanding shares, members’ equity and earnings per share in the historical financial statements have been restated to give effect to the common shares issued to the controlling shareholders.

In connection with the reverse acquisition, the Company issued 3,500,000 units, consisting each of 1 share of Series A Convertible Preferred Stock, ½ of a Series A Warrant, and ½ of a Series B Warrant in exchange for $5,712,128 in net proceeds. Each 1 share of Series A Convertible Preferred Stock converts into 1 share of common stock. Each 1 Series A Warrant and 1 Series B Warrant entitles the holder thereof to purchase one share of common stock at $2.50 and $3.00 per share, respectively.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The financial information as of September 30, 2008 and for the nine months ended September 30, 2008 and 2007 is unaudited, but in the opinion of management of the Company, contains all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates include the allowance for doubtful accounts, warranty reserves, revenue recognition, the estimated useful life of property and equipment and the provision for income taxes. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand or in the bank and short-term investment securities with original maturity of 90 days or less at date of purchase.

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company had $6,318,564 and $1,600,061 in cash in bank accounts at September 30, 2008 and December 31, 2007, respectively, in excess of deposit insurance limits.

Concentrations and Credit Risk - Two customers accounted for 15% and 16% of the Company’s revenues for the three months ended September 30, 2008. For the nine months ended September 30, 2008, two customers each accounted for 6% of revenues, for a total of 12% of the Company’s revenues. One customer accounted for 33% of the Company’s revenues for the three months ended September 30, 2007. Two customers accounted for 12% and 14% of the Company’s revenues for the nine months ended September 30, 2007. Accounts receivable primarily consist of trade receivables and amounts due from state agencies and utilities for rebates on solar systems installed. At December 31, 2007, two customers accounted for 49% and 22% of its accounts receivable. At September 30, 2008, the Company had two customers which accounted for 19% and 14% of its accounts receivables, respectively. The Company monitors account balances and follows up with accounts that are past due as defined in the terms of the contract with the customer. To date, the Company’s losses on uncollectible accounts receivable have been immaterial. The Company maintains an allowance for doubtful accounts receivable based on the expected collectibility of its accounts receivable. The allowance for doubtful accounts is based on assessments of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, the allowance for doubtful accounts is increased. The allowance for doubtful accounts was $10,000 as of September 30, 2008 and December 31, 2007.

The Company purchases its solar panels from a limited number of vendors, but believes that in the event it is unable to purchase solar panels from these vendors alternative sources of solar panels will be available.

At December 31, 2007 and September 30, 2008, the Company held $88,536 and $74,604, respectively, of its long lived assets in Spain. For the nine months ended September 30, 2008 and 2007, the Company recorded, $12,657,390 and $1,361,000, respectively, in revenues from Spain.

Inventories - Inventories, consisting primarily of raw materials, are recorded using the average cost method and are carried at the lower of cost or market.

Property and Equipment - Property and equipment with a value greater than $2,000 are recorded at cost and depreciated using the straight-line method over estimated useful lives of 5 years, or in the case of leasehold improvements, the lease term, if shorter. Maintenance and repairs are expensed as they occur.

Revenue Recognition - Revenue on photovoltaic system installation contracts is recognized using the percentage of completion method of accounting. At the end of each period, the Company measures the cost incurred on each project and compares the result against its estimated total costs at completion. The percent of cost incurred determines the amount of revenue to be recognized. Payment terms are generally defined by the contract and as a result may not match the timing of the costs incurred by the Company and the related recognition of revenue. Such differences are recorded as costs and estimated earnings in excess of billings on uncompleted contracts or billings in excess of costs and estimated earnings on uncompleted contracts. The Company determines its customer’s credit worthiness at the time the order is accepted. Sudden and unexpected changes in a customer’s financial condition could put recoverability at risk.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling and general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured.

Advertising - The Company expenses advertising costs as they are incurred. Advertising costs were $352,389 and $348,676 for the nine months ended September 30, 2008 and September 30, 2007, respectively.

Warranty Reserve- Prior to January 1, 2007, the Company provided a five year warranty covering the labor and materials associated with its installations. Effective January 1, 2007, the Company changed the coverage to generally be ten years for contracts signed after December 31, 2006 in the U.S. and one year in Spain. Solar panels and inverters are warranted by the manufacturer for 25 years and 10 years, respectively. Activity in the Company’s warranty reserve for the nine months ended September 30, 2008 and 2007 was as follows:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Balance at beginning of period	$172,002	$58,375

Warranty expense	199,482	70,827

Less: Warranty claims	(39,698)	(8,312)

Balance at end of period	$331,786	$120,890

Foreign Currency - Premier Power Spain’s functional currency is the Euro. Its assets and liabilities are translated at year-end exchange rates, except for certain non-monetary balances which are translated at historical rates. All income and expense amounts of Premier Power Spain are translated at average exchange rates for the period. Translation gains and losses are not included in determining net income but are accumulated in a separate component of shareholders’ equity. Foreign currency transaction gains and losses are included in the determination of net income (loss) in the period in which they occur. For the nine months ended September 30, 2008 and 2007 foreign currency transaction gains and losses were $0 and $10,817, respectively.

Comprehensive Income - Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity during the period from non-owner sources, such as foreign currency translation adjustments.

Income Taxes - The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon the weight of available evidence, including expected future earnings. A valuation allowance is recognized if it is more likely than not that some portion, or all of a deferred tax asset will not be realized.

Prior to September 9, 2008, Premier Power California (a Subchapter S corporation) and Bright Future (a limited liability company) were not subject to federal income tax, but were subject to state income tax. From January 1, 2008 to September 9, 2008, the Company recorded $14,674 in state income tax expense related to these entities. For the nine months ended September 30, 2007, the Company recorded $11,111 in state income tax.

Subsequent to September 9, 2008 and in conjunction with the reverse acquisition, the Company and its U.S. subsidiaries became subject to federal income taxes. The change in tax status did not result in a change in the tax basis of the Company and its U.S. subsidiaries. For the period from September 9, 2008 to September 30, 2008, the Company and its U.S. subsidiaries recorded income tax expense of $32,509. The difference in the level of income tax expense incurred by the Company and its U.S subsidiaries is primarily a function of the change in tax status.

Premier Power Spain is organized under the laws of Spain and is subject to federal and provincial taxes. For the nine months ended September 31, 2008 and 2007, Premier Power Spain recorded income tax expense of $393,179 and $0, respectively.

Deferred tax liabilities of $794,550 generally consist of the basis differences for book and tax purposes for Premier Power Spain, including those resulting from the acquisition of the minority interest. In conjunction with the acquisition of the minority interest, the Company recorded a deferred tax liability of $333,000 resulting in an offsetting increase to goodwill.

Effective September 1, 2008, the Company adopted Financial Accounting Standards Interpretation, or FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in retained earnings.

As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits as of the September 2008 adoption date and at September 30, 2008. Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate.

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. As of September 30, 2008, the Company had no amount accrued for the payment of interest and penalties related to unrecognized tax benefits and no amounts as of the adoption date of FIN 48.

Recently Issued Accounting Pronouncements - In September of 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, "Fair Value Measurement" ("FAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements.  This statement is effective for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities measured at fair value on a non-recurring basis for which the effective date will be for fiscal years beginning after November 15, 2008, and is not expected to have a material impact on the Company's consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“FAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2008. The adoption of FAS 159 did not have a material effect on our results of operations, cash flows or financial position.

In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (“FAS 141(R)”), which requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) is prospectively effective to business combinations for which the acquisition is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of FAS 141(R) on the Company's consolidated financial statements will be determined in part by the nature and timing of any future acquisition completed.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (as amended)” (“FAS 160”), which improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity consolidated financial statements. Moreover, FAS 160 eliminates the diversity that currently exists in accounting from transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; earlier adoption is prohibited. The Company is currently evaluating the impact that FAS 160 will have on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.

In May 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America (the GAAP hierarchy). This statement is effective November 15, 2008 which is 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments of AU Section 411, “The Meaning of Presents Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact that FAS 162 will have on its consolidated financial statement.

3.	INTANGIBLE ASSETS

Intangibles consist of amortizing intangibles and goodwill. At September 30, 2008, such amounts were as follows:

	September 30, 2008	December 31, 2007
Amortizing Intangibles
Trademark	$878,018	$—
Employee contract	179,527	—
Backlog	52,456	—
Subtotal	$1,110,001
Goodwill	483,496	—
	$1,593,497	$—

Amortization periods for the intangibles are as follows: trademark - 17 years, employee contract - 2 years, backlog - 6 months. Amortization for the three and nine month periods ended September 30, 2008 was insignificant.

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2008	December 31, 2007
Equipment	$124,492	$138,151
Furniture and computers	47,821	12,352
Vehicles	464,189	338,663
	636,502	489,166
Less: Accumulated depreciation	(248,286)	(175,000)
	$388,216	$314,166

Depreciation expense was $73,286 and $21,029 for the nine months ended September 30, 2008 and September 30, 2007, respectively.

5.	ACCRUED LIABLILITIES

Accrued liabilities consisted of the following:

	September 30, 2008	December 31, 2007
Payroll	$274,437	$215,434
Warranty reserve	331,304	172,002
401K plan	12,000	60,000
Taxes	584,292	24,020
Workers compensation insurance	—	20,000
Other operational accruals	84,410	36,094
Total	$1,286,443	$527,550

6.	BORROWINGS

Borrowings consist of notes payable and lines of credit.

Notes Payable

The Company has various notes payable outstanding as of September 30, 2008. The notes are secured by vehicles and have maturities through 2014. The annual interest rates on the notes range from 1.9% to 6.6%. The future principal payments on these notes as of September 30, 2008 are as follows:

2008	$17,763
2009	65,392
2010	56,276
2011	53,309
2012	42,864
2013	13,082
2014	4,940

Total	$253,626

Lines of Credit

In February 2007, Premier Power entered into an agreement for a $2 million line of credit (LOC) with a bank, maturing in February 2008. The LOC is secured by the Company’s assets and a personal guaranty by the Company’s Chief Executive Officer and his wife. Actual amounts available under the LOC are dependent on the balance of accounts receivable and inventory. The LOC bears interest at the prime rate plus 1% (6% at September 30, 2008). At September 30, 2008 and December 31,2007, $1,250,000 and $0, respectively, were outstanding on the LOC. The LOC was renewed in February 2008 with a borrowing limit of $3 million and maturing in February of 2009.

The Company also has a separate $100,000 line of credit that is secured by the personal guarantee of certain of the owners. This line of credit is callable at any time by the bank. Interest is payable monthly at the prime rate plus 4.75%, or 9.75% at September 30, 2008. No balance was outstanding on this line of credit at September 30, 2008 and December 31, 2007.

7.	EQUITY

Preferred Stock

The Company has 20,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”), authorized. The preferred stock may be issued from time to time in series having such designated preferences and rights, qualifications and to such limitations as the Board of Directors may determine.

The Company has designated 5,000,000 shares of Preferred Stock as Series A Convertible Preferred Stock (“Series A Stock”). The Series A Stock is entitled to one vote per share, shares equally with the common stock upon liquidation and is convertible into one share of common stock at any time upon the payment of $2.00 per share, subject to adjustment. Series A stock converts automatically upon the occurrence of an offering meeting certain criteria. As of September 30, 2008, there are 3,500,000 shares of Series A Stock outstanding.

Warrants

During the ninth months ended September 30, 2008, the Company issued Series A Warrants and Series B Warrants to purchase 1,750,000 and 1,750,000 shares of common stock, respectively, in connection with the issuance of Series A Stock.

Both the Series A and B Warrants have four year lives. The Company has the right to call for cancellation each outstanding Series A Warrant or Series B Warrant under certain circumstances. The Series A Warrants have an exercise price of $2.50 and a fair value of $.15 per warrant. The Series B Warrants have an exercise price of $3.00 and a fair value of $.13 per warrant.

The significant assumptions used to determine the fair values of the warrants, are as follows:

Signifcant assumptions (weighted-average):
Risk-free interest rate at grant date	4.5%
Expected stock price volatility	95%
Expected dividend payout	—
Expected option life-years	4 yrs

8.	COMMITMENTS AND CONTINGENCIES

Premier Power is party to three non-cancelable five year operating leases, with obligations that expire in September 2013, for operating facilities in Madrid and Navarra, Spain and Redlands, California. The leases provide for annual rent increases tied to the Consumer Price Index. The leases require the following payments as of September 30, 2008, subject to annual adjustment, if any:

2008	$19,131
2009	76,525
2010	67,889
2011	41,980
2012	33,577
2013	22,032

Total	$261,134

For the nine months ended September 30, 2008 and 2007, the Company recorded $14,788 and $5,740, respectively, in rent expense for these leases.

9.	EMPLOYEE BENEFIT PLAN

Premier Power Renewable Energy, Inc. has a 401(k) plan (the Plan) for its employees. Employees are eligible to make contributions when they attain an age of twenty-one and have completed at least one year of service. Premier Power makes discretionary matching contributions to employees who qualify for the Plan and were employed on the last day of the Plan year. Such contributions totaled $0 and $60,000 for the nine months ended September 30, 2008 and 2007, respectively. Employees are vested 100% after 3 years of service. Neither Bright Future nor Premier Power Spain offer defined contribution or defined benefit plans to their employees.

10.	RELATED PARTY TRANSACTION

The Company’s CEO and controlling shareholder of the Company is a guarantor of the Company’s line of credit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

Certain statements in the Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section under “Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

As used in this Form 10-Q, unless the context requires otherwise, “we” or “us” or the “Company” or “Premier Power” means Premier Power Renewable Energy, Inc. and its subsidiaries.

Overview

We are a developer, designer, and integrator of solar energy solutions. We develop, market, sell, and maintain solar energy systems for residential, commercial, and industrial customers in North America and Spain through our wholly owned subsidiary Premier Power Renewable Energy Group, Inc., a California corporation (“Premier Power California”), and Premier Power California’s two wholly owned subsidiaries, Bright Future Technologies, LLC, a Nevada limited liability company (“Bright Future”) and Premier Power Sociedad Limitada, a limited liability company formed in Spain (“Premier Power Spain”).

We use solar components from the industry’s leading suppliers and manufacturers such as General Electric (“GE”), Sharp, Fronius, Wattsun, SMA, Satcon, Xantrex, Schuco and SunPower Corporation. We were one of GE’s leading resellers and their number one reseller in the United States in 2006 and 2007. Based on data tracked by the California Energy Commission, we consistently rank among the top solar power system installers in the United States, and we have international operations headquartered in Spain. Our clients have included utility companies such as Pacific Gas and Electric and Sierra Pacific Power Company, home builders such as KB Homes, and numerous agricultural clients such as leading wineries in Napa Valley, California.

Corporate History

We were originally incorporated as “Harry’s Trucking, Inc.” in Delaware on September 1, 2006, and had business operations as a third-party logistics provider for supply chain management through a wholly owned subsidiary, “Harry’s Trucking, LLC,” which was formed on April 2, 2004 as a limited liability company in California. In connection with the closing of a share exchange that closed in September 2008, we sold 100% of our interest in Harry’s Trucking, LLC to Haris Tajyar and Omar Tajyar. Effective September 5, 2008, we changed our name to “Premier Power Renewable Energy, Inc.”

Share Exchange and $7 Million Financing

On September 9, 2008, we closed a share exchange transaction under a Share Exchange Agreement entered into by and among the Company, our majority stockholder, Premier Power California, and the stockholders of Premier Power California, consisting of four individuals and one entity, who, immediately prior to such closing, collectively held 100% of Premier Power California’s issued and outstanding share capital (the "PPG Owners"). We completed the acquisition of all of the equity interests of Premier Power California held by the PPG Owners through the issuance of 24,218,750 restricted shares of our common stock to the PPG Owners. Immediately prior to the Financing described below and taking into account the cancellation of 25,448,000 shares of our common stock held by Vision Opportunity Master Fund, Ltd. concurrent with the closing of the share exchange, we had 1,800,000 shares of common stock issued and outstanding. Immediately after the issuance of the shares to the PPG Owners, we had 26,018,750 shares of common stock issued and outstanding.

As a result of the Share Exchange, the PPG Owners became our controlling stockholders, and Premier Power California became our wholly owned subsidiary. In connection with Premier Power California becoming our wholly owned subsidiary, we acquired the business and operations of Premier Power California, and Premier Power California’s wholly owned subsidiaries, Bright Future and Premier Power Spain, became our indirect wholly owned subsidiaries.

Concurrently with the Exchange Agreement, we also entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which we agreed to issue and sell a total of 3,500,000 units (the “Units”) to one accredited investor (the “Investor”) for an aggregate purchase price of $7,000,000 (the “Financing”). Each unit consists of one share of our Series A Convertible Preferred Stock (“Series A Preferred Stock”), one-half of one Series A Warrant (the “Series A Warrants”), and one-half of one Series B Warrant (the “Series B Warrants”). Each one share of Series A Preferred Stock will be convertible into one share of our common stock, par value $0.0001 per share (“Common Stock”) at any time at the holder’s option, and each share of Series A Preferred Stock will automatically convert in the event that the Company completes an underwritten secondary public offering with minimum gross proceeds of $25,000,000 and at a minimum price per share of $4.00 or upon listing on NASDAQ. We are required to register the Common Stock underlying each of the Series A Preferred Stock, Series A Warrants, and Series B Warrants issued in the Financing with the Securities and Exchange Commission (the “SEC”) for resale by the Investor. Each Series A Warrant and each Series B Warrant entitles the holder to purchase a share of Common Stock at an exercise price of $2.50 and $3.00 per share, respectively, of Common Stock for a period of four years. Thus, at the Closing, we issued 3,500,000 shares of Series A Preferred Stock, Series A Warrants for the purchase of an aggregate 1,750,000 shares of Common Stock, and Series B Warrants for the purchase of an aggregate 1,750,000 shares of Common Stock to the Investor.

Critical Accounting Policies and Estimates

Basis of Presentation. Our financial statements as of and for period prior to September 9, 2008 reflect the combined financial position, cash flows, and results of operations of (i) Premier Power California; (ii) Bright Future; and (iii) Premier Power Spain, collectively the “Accounting Predecessor,” that were each majority owned by a common shareholder group and have common management and operations. All significant inter-company accounts and transactions were eliminated upon combination.

In conjunction with a share exchange transaction that closed on September 9, 2008, the financial statements of the Accounting Predecessor became the historical financial statements of the Company and include the financial position, cash flows, and results of operations on a consolidated basis subsequent to September 9, 2008. All significant intercompany accounts and transactions were eliminated upon consolidation.

Premier Power California designs, engineers, and installs photovoltaic systems in the United States. Bright Future distributes solar panels to Premier Power and Premier Power Spain. Premier Power Spain designs, engineers, and installs photovoltaic systems in Spain. The Company sold its third-party logistics operations immediately prior to the share exchange transaction that closed on September 9, 2008.

The financial information as of September 30, 2008 and for the nine months ended September 30, 2008 and 2007 is unaudited, but in the opinion of our management, contains all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations, and cash flows. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

Inventories. Inventories, consisting primarily of raw materials, are recorded using the average cost method and are carried at the lower of cost or market.

Revenue Recognition. Revenue on photovoltaic system installation contracts is recognized using the percentage of completion method of accounting. At the end of each period, the Company measures the cost incurred on each project and compares the result against its estimated total costs at completion. The percent of cost incurred determines the amount of revenue to be recognized. Payment terms are generally defined by the contract and as a result may not match the timing of the costs incurred by the Company and the related recognition of revenue. Such differences are recorded as costs and estimated earnings in excess of billings on uncompleted contracts or billings in excess of costs and estimated earnings on uncompleted contracts. The Company determines its customer’s credit worthiness at the time the order is accepted. Sudden and unexpected changes in a customer’s financial condition could put recoverability at risk.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling and general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured.

Allowance for Doubtful Accounts. The Company monitors account balances and follows up with accounts that are past due as defined in the terms of the contract with the customer. To date, the Company’s losses on uncollectible accounts receivable have been immaterial. The Company maintains an allowance for doubtful accounts receivable based on the expected collectibility of its accounts receivable. The allowance for doubtful accounts is based on assessments of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, the allowance for doubtful accounts is increased.

Earnings per Share. Earnings per share are computed in accordance with the provisions of SFAS No. 28, “Earnings Per Share.” Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company’s outstanding convertible preferred shares using the “if-converted method.” Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company’s outstanding convertible preferred shares using the “if-converted” method and dilutive potential common shares. The Company’s dilutive potential common shares consist of warrants.

For the three and nine month periods ended September 30, 2008, warrants convertible into 3,500,000 shares of common stock were excluded from the computation of diluted loss per share since their effect would be anti-dilutive. For the three and nine month periods ended September 30, 2007, there were no potential common shares outstanding.

Product Warranties. Prior to January 1, 2007, the Company provided a five year warranty covering the labor and materials associated with its installations. Effective January 1, 2007, the Company changed the coverage to generally be ten years in the U.S. and to one year in Spain for all contracts signed after December 31, 2006. Solar panels and inverters are warranted by the manufacturer for 25 years and 10 years, respectively. Activity in the Company’s warranty reserve for the nine months ended September 30, 2008 and 2007 was as follows:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Balance at beginning of period	$172,002	$58,375

Warranty expense	199,482	70,827

Less: Warranty claims	(39,698)	(8,312)

Balance at end of period	$331,786	$120,890

Comprehensive Income. Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain (loss) of available-for-sale securities.

Results of Operations

Comparison of Three Months Ended September 30, 2008 and 2007

Net Sales. For the three months ended September 30, 2008, net sales increased 106% relative to the three months ended September 30, 2007, from $4,486,221 to $9,236,108. The increase in net sales is due primarily to significant growth in both our U.S. and Spain commercial businesses, as well as continued growth in our U.S. residential business.

Cost of Sales. Cost of sales increased 169% from $3,057,589, or approximately 68% of net sales for the three months ended September 30, 2007, to $8,233,171, or approximately 89% of net sales for the three months ended September 30, 2008. The increase in cost of sales is due primarily to a substantial increase in commercial project revenues, which carry a lower profit margin.

Gross Profit. Gross profit decreased approximately 30% from $1,428,632 (32% of net sales) for the three months ended September 30, 2007 to $1,002,937 (11% of net sales) for the three months ended September 30, 2008 due to a general shift towards larger commercial projects, which carry a lower profit margin. In the three months ended September 30, 2008, the Company also successfully completed a large project on which it acted solely as a subcontractor and that did not involve the high level of integration that we normally provide, resulting in a lower than average profitability. We do not intend to offer such non-integrated services in the future.

Sales and Marketing Expense. For the three months ended September 30, 2008, sales and marketing expense increased approximately 99% from $290,177 to $576,451 relative to the three months ended September 30, 2007. The increase is attributable to an increase in our commercial sales force.

Administrative Expenses. Administrative expenses were $515,163 and $515,201 for the three months ended September 30, 2008 and 2007, respectively. Administrative expense as a percentage of revenue declined year over year to 6% from 11% as we continued to see operating leverage off a larger revenue base.

Net Income. Net income decreased from $582,522 for the three months ended September 30, 2007 to a net loss of $250,839 for the three months ended September 30, 2008. This was primarily due to decreasing sales margins and increased sales and marketing expenses.

Comparison of Nine Months Ended September 30, 2008 and 2007

Net Sales. For the nine months ended September 30, 2008, net sales increased 105% relative to the nine months ended September 30, 2007, from $13,310,421 to $27,224,925. The increase in net sales is mainly due to significant growth in our U.S. and Spain commercial businesses, as well continued growth in our U.S. residential sales.

Cost of Sales. Cost of sales increased 139% from $9,822,046, or approximately 74% of net sales for the nine months ended September 30, 2007, to $23,502,924, or approximately 86% of net sales for the nine months ended September 30, 2008. The increase in costs of sales as a percentage of net sales is due to a general shift towards larger commercial projects, which carry a lower profit margin. In addition, during the third quarter of 2008, we were awarded and completed a large commercial project performing only installation services, which had lower margins than our normal contracts. We do not intend to offer such non-integrated services in the future.

Gross Profit. Gross profit increased 7% from $3,488,375 (26% of net sales) for the nine months ended September 30, 2007 to $3,722,001 (14% of net sales) for the nine months ended September 30, 2008. The decrease in gross profit percentage was directly related to our decision to increase our commercial contracts, which generally have lower gross profit margins.

Sales and Marketing Expenses. For the nine months ended September 30, 2008, sales and marketing expenses increased approximately 61% from $975,229 to $1,571,826 relative to the nine months ended September 30, 2007. The increase is attributable to growth in our commercial sales force.

Administrative Expenses. Administrative expenses were $1,427,653 and $1,363,301 for the nine months ended September 30, 2008 and 2007, respectively. Administrative expenses as a percentage of revenue declined year-over-year to 5% from 10% as we continued to see operating leverage off a larger revenue base.

Net Income. Net income decreased from $1,127,547 for the nine months ended September 30, 2007 to $23,755 for the nine months ended September 30, 2008. This is due primarily to decreasing margins on sales and increased sales and marketing expenses.

Liquidity and Capital Resources

Cash Flows

(in thousands)	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Net cash used in operating activities	$2,215,905	$982,368
Net cash used in investing activities	$536,354	$600,512
Net cash provided by financing activities	$6,934,841	$801,802
Net increase (decrease) in cash and cash equivalents	$4,168,202	$(776,946)

Net cash flows used in operating activities was $2,215,905 for the nine months ended September 30, 2008, while net cash flow used in operating activities was $982,368 for the nine months ended September 30, 2007. The increase in net cash flows used in operating activities for the nine months ended September 30, 2008 was mainly due to a decrease in net income and increased inventory and receivable levels attributable to the growth in our operations.

Net cash flow used in investing activities was $536,354 for the nine months ended September 30, 2008 and $600,512 for the nine months ended September 30, 2007. The use of cash was primarily for distribution payments to the shareholders.

Net cash flow provided by financing activities was $6,934,841 for the nine months ended September 30, 2008, compared to $801,802 for the nine months ended September 30, 2007. The increase in financing cash flow was primarily attributable to proceeds from the issuance of preferred stock in conjunction with the reverse merger.

Material Impact of Known Events on Liquidity

There are no known events that are expected to have a material impact on our short-term or long-term liquidity.

Capital Resources

Historically, we have financed our operations primarily through cash flows from operations and borrowings, and, on September 10, 2008, we received net proceeds of $5,712,128 from a private placement financing transaction. Thus, we believe that our current cash and cash equivalents, anticipated cash flow from operations, and net proceeds from the private placement financing will be sufficient to meet our anticipated cash needs in the ordinary course of business, including our cash needs for working capital and capital expenditures for at least the next 12 months. The proceeds from the private placement financing will be used for general working capital purposes (including funding the purchase of additional inventory and advertising and marketing expenses) and for acquisitions we may decide to pursue.

Other than our lines of credit with banks, we currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations.

Contractual Obligations and Off-Balance Sheet Arrangements

Line of Credit

In February 2007, Premier Power California entered into an agreement with Guaranty Bank for a $2,000,000 line of credit, maturing in February 2008. The line of credit was secured by our assets and a personal guaranty by our Chief Executive Officer and his wife. Actual amounts available under the line of credit each month are dependent on the balance of accounts receivable and inventory. The line of credit bears interest at the prime rate plus 1%. At September 30, 2008, the interest rate was 6%. The line of credit was renewed in February 2008 with a borrowing limit of $3,000,000, maturing in February 2009. As of October 28, 2008, $525,000 was outstanding.

The line of credit includes certain financial covenants. At September 30, 2008, Premier Power California was in violation of a minimum net worth covenant. The Bank waived the covenant violation, and Premier Power California does not anticipate that it will be in violation of this covenant in the future.

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following table summarizes our contractual obligations as of September 30, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations:
Bank Indebtedness	$1,250,000	$1,250,000	$0	$0	$0
Other Indebtedness	253,626	66,720	156,438	29,700	768
Operating Leases	261,134	19,131	144,414	75,557	22,032
Totals:	$1,764,760	$1,335,851	$300,852	$105,257	$22,800

Off-Balance Sheet Arrangements

At September 30, 2008, we did not have any transactions, obligations, or relationships that are considered off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to enable us to record, process, summarize, and report information required to be included in our reports that we file or submit under the Exchange Act within the time periods required.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

For the year ended December 31, 2007, our independent auditors identified a material weakness and certain significant deficiencies in our internal control over financial reporting. We have implemented and continue to implement additional processes to remediate the material weakness and the significant deficiencies in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Other than the proceeding described below, there have been no material developments during the quarter ended September 30, 2008 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

John Wilson v. Premier Power Renewable Energy, Inc., El Dorado County Superior Court, Case No. PC20060079. On February 22, 2006, Plaintiff John Wilson filed a complaint in El Dorado County Superior Court seeking commission payments for solar power projects that Premier Power California never performed or did perform but for which Plaintiff was previously paid. Plaintiff sought damages measuring in excess of $100,000. The case went to trial in November 2007 and resulted in a mistrial. The case was reset for trial in March 2008 and continued to May 12, 2008. On May 12, 2008, the court vacated the trial date. The parties were ordered to appear for a case management conference on May 28, 2008. Trial began on August 25, 2008 and concluded on August 26, 2008. On September 23, 2008, the court issued a ruling in favor of Plaintiff for the sum of $11,040 plus costs. We have established a reserve of $10,000 for this claim.

InEnergy vs. Premier Power Renewable Energy, Inc. In August 2008, Plaintiff InEnergy, Inc. filed a complaint before the American Arbitration Association seeking damages related to a solar power project for which Premier Power California provided certain services in the amount of $44,000. The case is scheduled for an initial hearing on December 5, 2008. We believe this case is without merit and will defend ourselves rigorously.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this prospectus. The statements contained in or incorporated into this prospectus that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business

Our limited operating history makes it difficult to evaluate our future prospects and results of operations.

Premier Power California was a division spun-out of Premier Homes on April 22, 2003. Premier Power Spain was formed on July 7, 2006. Our limited operating history makes it difficult to evaluate our business. In addition, the limited performance history of our management and sales team and the uncertainty of our future performance and ability to maintain or improve our financial, sales and operating systems, procedures and controls increase the risk that we may be unable to continue to successfully operate our business. In the event that we are not able to manage our growth and operate as a public company due to our limited experience, our business may suffer uncertainty and failures, which makes it difficult to evaluate our business.

We are dependent upon our suppliers for the components used in the systems we design and install, and our major suppliers are dependent upon the continued availability and pricing of polysilicon and other raw materials used in solar panels. Any increases in the price of solar components or any interruptions to or shortage or decline in the quality of the solar components we purchase for our solar energy systems could adversely affect our business.

Key components used in our systems are purchased from a limited number of manufacturers. In particular, Sharp, SunPower Corporation, and General Electric account for over 80% of our purchases of solar panels. We are subject to market prices for the components that we purchase for our installations, which are subject to fluctuation. We cannot ensure that the prices charged by our suppliers will not increase because of changes in market conditions or other factors beyond our control. An increase in the price of components used in our systems could result in an increase in costs to our customers and could have a material adverse effect on our revenues and demand for our products and services. Our suppliers are dependent upon the availability and pricing of polysilicon, one of the main materials used in manufacturing solar panels. The world market for solar panels recently experienced a shortage of supply due to insufficient availability of silicon and limited manufacturing capacity. This shortage caused the prices for solar panels to increase. Interruptions in our ability to procure needed components for our systems, whether due to discontinuance by our suppliers, delays or failures in delivery, shortages caused by inadequate production capacity or unavailability, or for other reasons, would adversely affect or limit our sales and growth. In addition, increases in the prices of solar panels could make systems that have been sold but not yet installed unprofitable for us. There is no assurance that we will continue to find qualified manufacturers on acceptable terms and, if we do, there can be no assurance that product quality will continue to be acceptable, which could lead to a loss of sales and revenues.

Various licenses and permits are required to operate our business, and the loss of or failure to renew any or all of these licenses and permits could materially adversely affect our business.

We hold electrical contractor licenses in all states in which we operate, including C10, C2, C46 and NYSERDA. Also, we are certified by the North America Board of Certified Energy Practitioners (NABCEP). The loss of any such licenses or certifications, or the loss of any key personnel who hold such licenses or certifications, would materially adversely affect our business.

We are highly dependent on senior management and key sales and technical personnel.

We are highly dependent on our senior management to manage our business and operations and our key managerial, financial, sales, design, engineering, technical and other personnel for the sale, development and installation of our solar power systems. In particular, we rely substantially on Dean R. Marks, our President and Chief Executive Officer, and Miguel de Anquin, our Chief Operating Officer, and Corporate Secretary, to manage our operations. Although we have entered into employment agreements with and obtained key-man life insurance policies for our benefit on the lives of Messrs. Marks and de Anquin, we cannot assure their continued services to the Company. The loss of either one of them, or any other member of our senior management, would have a material adverse effect on our business and operations. Competition for senior management and sales and technical personnel is intense, and the pool of suitable candidates is limited. We may be unable to locate a suitable replacement for any member of our senior management or key sales and technical personnel that we lose. In addition, if any member of our senior management or key sales and technical personnel joins a competitor or forms a competing company, they may compete with us for customers, business partners and other key professionals and staff members of our company.  Although each of our senior management and key sales and technical personnel has signed a confidentiality and non-competition agreement in connection with his employment with us, we cannot assure you that we will be able to successfully enforce these provisions in the event of a dispute between us and any member of our senior management or key research and development personnel.

If we are unable to attract, train and retain highly qualified personnel, the quality of our services may decline, and we may not meet our business and financial goals.

We compete for qualified personnel with other solar integration companies. Intense competition for these personnel could cause our compensation costs to increase significantly, which, in turn, could have a material adverse effect on our results of operations. Our future success and ability to grow our business will depend in part on the continued service of these individuals and our ability to identify, hire and retain additional qualified personnel. If we are unable to attract and retain qualified employees, we may be unable to meet our business and financial goals.

Our growth strategy may prove to be disruptive and divert management resources.

Our growth strategy may involve large transactions and present financial, managerial and operational challenges, including diversion of management attention from our existing businesses, difficulty with integrating personnel and financial and other systems, increased expenses, including compensation expenses resulting from newly hired employees, the assumption of unknown liabilities and potential disputes. We could also experience financial or other setbacks if any of our growth strategies incur problems of which we are not presently aware. We may also require additional financing in the future in connection with our growth strategy.

We may need to obtain additional debt or equity financing to fund future capital expenditures and to meet working capital requirements.

Additional equity may result in dilution to the holders of our outstanding shares of capital stock. Additional debt financing may include conditions that would restrict our freedom to operate our business, such as conditions that:

●	limit our ability to pay dividends or require us to seek consent for the payment of dividends;

●	increase our vulnerability to general adverse economic and industry conditions;

●
require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund capital expenditures, working capital and other general corporate purposes; and

●	limit our flexibility in planning for, or reacting to, changes in our business and our industry.

We cannot guarantee that we will be able to obtain any additional financing on terms that are acceptable to us, or at all.

Geographical business expansion efforts we make could result in difficulties in successfully managing our business and consequently harm our financial condition.

As part of our business strategy, we may seek to expand by acquiring competing businesses or customer contracts outside of our current geographic markets, or we may open offices in the geographical markets we desire to operate within. We may face challenges in managing expanding product and service offerings and in integrating acquired businesses with our own. We cannot accurately predict the timing, size and success of our expansion efforts and the associated capital commitments that might be required. We expect to face competition for expansion candidates, which may limit the number of expansion opportunities available to us and may lead to higher expansion costs. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses and contracts or successfully integrate acquired businesses and contracts, if any, into our company, without substantial costs, delays or other operational or financial difficulties. In addition, expansion efforts involve a number of other risks, including:

●	failure of the expansion efforts to achieve expected results;

●	diversion of management’s attention and resources to expansion efforts;

●	failure to retain key customers or personnel of the acquired businesses; and

●	risks associated with unanticipated events, liabilities or contingencies.

Client dissatisfaction or performance problems at a single acquired business could negatively affect our reputation. The inability to acquire businesses on reasonable terms or successfully integrate and manage acquired companies, or the occurrence of performance problems at acquired companies, could result in dilution to our stockholders, unfavorable accounting charges and difficulties in successfully managing our business.

Our inability to obtain capital, use internally generated cash, or use shares of our common stock or debt to finance future expansion efforts could impair the growth and expansion of our business.

Reliance on internally generated cash or debt to finance our operations or to complete business expansion efforts could substantially limit our operational and financial flexibility. The extent to which we will be able or willing to use shares of common stock to consummate expansions will depend on our market value from time to time and the willingness of potential sellers to accept it as full or partial payment. Using shares of common stock for this purpose also may result in significant dilution to our then existing stockholders. To the extent that we are unable to use common stock to make future expansions, our ability to grow through expansions may be limited by the extent to which we are able to raise capital for this purpose through debt or equity financings. No assurance can be given that we will be able to obtain the necessary capital to finance a successful expansion program or our other cash needs. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of any expansion. In addition to requiring funding for expansions, we may need additional funds to implement our internal growth and operating strategies or to finance other aspects of our operations. Our failure to (i) obtain additional capital on acceptable terms, (ii) use internally generated cash or debt to complete expansions because it significantly limits our operational or financial flexibility, or (iii) use shares of common stock to make future expansions may hinder our ability to actively pursue any expansion program we may decide to implement and negatively impact our stock price.

Our obligations under our credit facility are secured by our assets. Thus, if the lender forecloses on its security interest, we may have to liquidate some or all of our assets, which may cause us to curtail or cease operations.

Our obligations under our current loan and security agreement with Guaranty Bank are secured by all of our assets. If we default under the credit facility, we could be required to repay all of our borrowings thereunder. As of October 28, 2008, we owe Guaranty Bank approximately $525,000 under the agreement.

We are subject to restrictive covenants in connection with our credit facility that may limit our ability to borrow additional funds or to raise additional equity as may be required to fund our future operations.

The terms of the current credit facility with Guaranty Bank may limit our ability, without Guaranty Bank’s consent, to, among other things, enter into certain transactions (such as an acquisition of another company) and create additional liens on our assets, and could adversely affect our liquidity and our ability to attract additional funding if required for our business.

Our operations are cash intensive, and our business could be adversely affected if we fail to maintain sufficient levels of working capital.

We expend a significant amount of cash in our operations, principally to fund our materials procurement. Our suppliers typically provide us with credit. In turn, we typically require our customers to make payment at various stages of the project. We generally fund most of our working capital requirements out of cash flow generated from operations and our line of credit. If we fail to generate sufficient revenues from our sales, or if we experience difficulties collecting our accounts receivables, we may not have sufficient cash flow to fund our operating costs, and our business could be adversely affected.

Our operating results may fluctuate from period to period, and if we fail to meet market expectations for a particular period, our share price may decline.

Our operating results have fluctuated from period to period and are likely to continue to fluctuate as a result of a wide range of factors, including sales demands, electricity rate changes, changes in incentives and technological improvements. Our production and sales are generally lower in the winter due to weather conditions and holiday activities. Interim reports may not be indicative of our performance for the year or our future performance, and period-to-period comparisons may not be meaningful due to a number of reasons beyond our control. We cannot assure you that our operating results will meet the expectations of market analysts or our investors. If we fail to meet their expectations, there may be a decline in our share price.

Because our industry is competitive and has lower barriers to entry, we may lose market share to larger companies that are better equipped to weather deterioration in market conditions due to increased competition.

Our industry is highly competitive and fragmented, is subject to rapid change and has low barriers to entry. We may in the future compete for potential customers with solar system installers and servicers, electricians, roofers, utilities and other providers of solar power equipment or electric power. Some of these competitors may have significantly greater financial, technical and marketing resources and greater name recognition than we have. We believe that our ability to compete depends in part on a number of factors outside of our control, including:

●	the ability of our competitors to hire, retain and motivate qualified technical personnel;

●	the ownership by competitors of proprietary tools to customize systems to the needs of a particular customer;

●	the price at which others offer comparable services and equipment;

●	the extent of our competitors’ responsiveness to client needs;

●	risk of local economy decline; and

●	installation technology.

Competition in the solar power services industry may increase in the future, partly due to low barriers to entry, as well as from other alternative energy resources now in existence or developed in the future. Increased competition could result in price reductions, reduced margins or loss of market share and greater competition for qualified technical personnel. There can be no assurance that we will be able to compete successfully against current and future competitors. If we are unable to compete effectively, or if competition results in a deterioration of market conditions, our business and results of operations would be adversely affected.

We act as the general contractor for our customers in connection with the installation of our solar power systems and are subject to risks associated with construction, cost overruns, delays and other contingencies, which could have a material adverse effect on our business and results of operations.

We act as the general contractor for our customers in connection with the installation of our solar power systems. All essential costs are estimated at the time of entering into the sales contract for a particular project, and these are reflected in the overall price that we charge our customers for the project. These cost estimates are preliminary and may or may not be covered by contracts between us or the other project developers, subcontractors, suppliers and other parties to the project. In addition, we require qualified, licensed subcontractors to install some of our systems. Shortages of such skilled labor could significantly delay a project or otherwise increase our costs. Should miscalculations in planning a project or defective or late execution occur, we may not achieve our expected margins or cover our costs. Also, many systems customers require performance bonds issued by a bonding agency. Due to the general performance risk inherent in construction activities, it is sometimes difficult to secure suitable bonding agencies willing to provide performance bonding. In the event we are unable to obtain bonding, we will be unable to bid on, or enter into, sales contracts requiring such bonding. Delays in solar panel or other supply shipments, other construction delays, unexpected performance problems in electricity generation or other events could cause us to fail to meet these performance criteria, resulting in unanticipated and severe revenue and earnings losses and financial penalties. Construction delays are often caused by inclement weather, failure to timely receive necessary approvals and permits, or delays in obtaining necessary solar panels, inverters or other materials. The occurrence of any of these events could have a material adverse effect on our business and results of operations.

We generally recognize revenue on system installations on a “percentage of completion” basis and payments are due upon the achievement of contractual milestones, and any delay or cancellation of a project could adversely affect our business.

We recognize revenue on our system installations on a “percentage of completion” basis and, as a result, our revenue from these installations is driven by the performance of our contractual obligations, which is generally driven by timelines for the installation of our solar power systems at customer sites. This could result in unpredictability of revenue and, in the short term, a revenue decrease. As with any project-related business, there is the potential for delays within any particular customer project. Variation of project timelines and estimates may impact the amount of revenue recognized in a particular period. In addition, certain customer contracts may include payment milestones due at specified points during a project. Because we must invest substantial time and incur significant expense in advance of achieving milestones and the receipt of payment, failure to achieve milestones could adversely affect our business and cash flows.

We are subject to particularly lengthy sales cycles in some markets.

Factors specific to certain of our customers’ industries have an impact on our sales cycles. Some of our customers may have longer sales cycles due to the timing of various state and federal subsidies. These lengthy and challenging sales cycles may mean that it could take longer before our sales and marketing efforts result in revenue, if at all, and may have adverse effects on our operating results, financial condition, cash flows and stock price.

Our failure to meet a client’s expectations in the performance of our services, and the risks and liabilities associated with placing our employees and technicians in our customers’ homes and businesses, could give rise to claims against us.

Our engagements involve projects that are critical to our customers’ business or home. Our failure or inability to meet a customer’s expectations in the provision of our products and services could damage or result in a material adverse change to their premises or property, and therefore could give rise to claims against us or damage our reputation. In addition, we are exposed to various risks and liabilities associated with placing our employees and technicians in the homes and workplaces of others, including possible claims of errors and omissions, harassment, theft of client property, criminal activity and other claims.

We generally do not have long-term agreements with our customers and, accordingly, could lose customers without warning.

Our products are generally not sold pursuant to long-term agreements with customers, but instead are sold on a purchase order basis. We typically contract to perform large projects with no assurance of repeat business from the same customers in the future. Although cancellations on our purchase orders to date have been insignificant, our customers may cancel or reschedule purchase orders with us on relatively short notice. Cancellations or rescheduling of customer orders could result in the delay or loss of anticipated sales without allowing us sufficient time to reduce, or delay the incurrence of, our corresponding inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these or other customers expose us to the risks of inventory shortages or excess inventory. This, in addition to the non-repetition of large systems projects, could cause our operating results to suffer.

Our competitive position depends in part on maintaining intellectual property protection.

Our ability to compete and to achieve and maintain profitability depends in part on our ability to protect our proprietary discoveries and technologies. We have applied for trademark protection for the brand names “Premier Power” and “Bright Skies” and our sales slogan “Your Solar Electricity Specialist.” We have also applied for patent protection for our proprietary roof top mountings, but there can be no assurance that these applications will be granted by the U.S. Patent and Trademark Office. We currently rely on a combination of copyrights, trademarks, trade secret laws and confidentiality agreements to protect our intellectual property rights. We also rely upon unpatented know-how and continuing technological innovation to develop and maintain our competitive position. From time to time, the United States Supreme Court, other federal courts, the U.S. Congress or the U.S. Patent and Trademark Office may change the standards of patentability, and any such changes could have a negative impact on our business.

Our profitability depends, in part, on our success in brand recognition, and we could lose our competitive advantage if we are unable to protect our trademark against infringement. Any related litigation could be time-consuming and costly.

We believe our brand has gained substantial recognition by customers in certain geographic areas. We have applied for trademark protection for the brand names “Premier Power” and “Bright Skies” and our sales slogan “Your Solar Electricity Specialist.” Use of our name or a similar name by competitors in geographic areas in which we have not yet operated could adversely affect our ability to use or gain protection for our brand in those markets, which could weaken our brand and harm our business and competitive position. In addition, any litigation relating to protecting our trademark against infringement is likely to be time consuming and costly.

Our Premier Ballasting and Premier Racking systems are untested and may not be effective or patentable or may encounter other unexpected problems, which could adversely affect our business and results of operations.

Our Premier Ballasting and Premier Racking systems are new and have not been tested in installation settings for a sufficient period of time to prove their long-term effectiveness and benefits. These systems may not be effective or other problems may occur that are unexpected and could have a material adverse effect on our business or results of operations. While we anticipate filing patent applications for our Premier Ballasting and Premier Racking systems technology, patents may not be issued on such technology, or we may not be able to realize the benefits from any patents that are issued.

We may face intellectual property infringement claims that could be time-consuming and costly to defend and could result in our loss of significant rights and the assessment of damages.

If we receive notice of claims of infringement, misappropriation or misuse of other parties’ proprietary rights, some of these claims could lead to litigation. We cannot assure you that we will prevail in these actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, infringement by us of third-party patents and trademarks or the validity of our patent or trademarks, will not be asserted or prosecuted against us. We may also initiate claims to defend our intellectual property rights. Intellectual property litigation, regardless of outcome, is expensive and time-consuming, could divert management’s attention from our business and have a material negative effect on our business, operating results or financial condition. If there is a successful claim of infringement against us, we may be required to pay substantial damages (including treble damages if we were to be found to have willfully infringed a third party’s patent) to the party claiming infringement, develop non-infringing technology, stop selling our products or using technology that contains the allegedly infringing intellectual property or enter into royalty or license agreements that may not be available on acceptable or commercially practical terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. Parties making infringement claims on any future issued patents may be able to obtain an injunction that would prevent us from selling our products or using technology that contains the allegedly infringing intellectual property, which could harm our business.

Product liability claims against us could result in adverse publicity and potentially significant monetary damages.

As a seller of consumer products, we face an inherent risk of exposure to product liability claims in the event that our solar energy systems’ use results in damages, injuries or fatalities. Since solar energy systems are electricity producing devices, it is possible that our products could result in damage, injury or fatality, whether by product malfunctions, defects, improper installation or other causes. If such damages, injuries or fatalities or claims were to occur, we could incur monetary damages, and our business could be adversely affected by any resulting negative publicity. The successful assertion of product liability claims against us also could result in potentially significant monetary damages and, if our insurance protection is inadequate to cover these claims, could require us to make significant payments from our own resources.

We may be subject to unexpected warranty expenses or service claims that could reduce our profits.

As a result of the length of the warranty periods we provide, we bear the risk of warranty claims several years after we have completed the installation of a solar energy system. Our current standard warranty for our installation services includes a 10-year warranty period for defects in material and workmanship in California. The warranty period for defects in material and workmanship is five years in New Jersey and New York, two years in Nevada, and one year in Spain. All of the manufacturers of solar photovoltaic modules that Premier Power California has installed offer a 25-year warranty period for declines in power performance. The manufacturer provides this manufacturer’s warranty directly to the end customer. Although we maintain a warranty reserve for potential warranty or service claims and have not had material warranty claims in the past, claims in excess of our reserve could adversely affect our operating results. Our failure to predict accurately future warranty claims could result in unexpected volatility in our financial condition.

Unexpected business interruptions could adversely affect our business.

Our operations are vulnerable to interruption by earthquake, fire, power failure and power shortages, hardware and software failure, floods, computer viruses and other events beyond our control. In addition, we do not carry business interruption insurance to compensate us for losses that may occur as a result of these kinds of events, and any such losses or damages incurred by us could disrupt our production and other operations without reimbursement.

A decrease in the availability of credit or an increase in interest rates could make it difficult for customers to finance the cost of solar energy systems and could reduce demand for our services and products.

Some of our prospective customers may depend on debt financing, such as home equity loans, to fund the initial capital expenditure required to purchase a solar energy system. Third-party financing sources, specifically for solar energy systems, are currently limited, especially due to recent domestic and worldwide economic troubles. Currently, many of our customers rely on some form of third-party financing, including home equity loans, to purchase solar energy systems. The lack of financing sources, a decrease in the availability of credit or an increase in interest rates could make it difficult or more costly for our potential customers to secure the financing necessary to purchase a solar energy system on favorable terms, or at all, thus lowering demand for our products and services and negatively impacting our business.

A decrease in new home construction could adversely affect our residential business.

Some of our solar-related revenues were generated from the design and installation of solar power products in newly constructed and renovated buildings, plants and residences. Our ability to generate revenues from construction contracts will depend on the number of new construction starts and renovations, which should correlate with the cyclical nature of the construction industry and be affected by general and local economic conditions, changes in interest rates, lending standards and other factors. For example, the current housing slump and tightened credit markets have resulted in reduced new home construction, which could limit our ability to sell solar products to residential and commercial developers.

We derive most of our revenue from sales in a limited number of territories.

We currently derive most of our revenue from sales in California and Spain. This geographic concentration exposes us to growth rates, economic conditions, and other factors that may be specific to those territories to which we would be less subject if we were more geographically diversified. The growth of our business will require us to expand our operations and commence operations in other states, countries, and territories. Any geographic expansion efforts that we undertake may not be successful, which, in turn, would limit our growth opportunities.

We face risks associated with international trade and currency exchange.

We transact business in the U.S. dollar and the Euro. Changes in exchange rates would affect the value of deposits of currencies we hold. We do not currently hedge against exposure to currencies. We cannot predict with certainty future exchange rates and their impact on our operating results. Movements between the U.S. dollar and the Euro could have a material impact on our profitability.

Our success may depend in part on our ability to make successful acquisitions.

As part of our business strategy, we plan to expand our operations through strategic acquisitions in our current markets and in new geographic markets. We cannot accurately predict the timing, size and success of our acquisition efforts. Our acquisition strategy involves significant risks, including the following:

●	our ability to identify suitable acquisition candidates at acceptable prices;

●	our ability to successfully complete acquisitions of identified candidates;

●	our ability to compete effectively for available acquisition opportunities;

●	increases in asking prices by acquisition candidates to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria;

●	diversion of management’s attention to expansion efforts;

●	unanticipated costs and contingent liabilities associated with acquisitions;

●	failure of acquired businesses to achieve expected results;

●	our failure to retain key customers or personnel of acquired businesses; and

●	difficulties entering markets in which we have no or limited experience.

These risks, as well as other circumstances that often accompany expansion through acquisitions, could inhibit our growth and negatively impact our operating results. In addition, the size, timing and success of any future acquisitions may cause substantial fluctuations in our operating results from quarter to quarter. Consequently, our operating results for any quarter may not be indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year. These fluctuations could adversely affect the market price of our common stock.

Our failure to integrate the operations of acquired businesses successfully into our operations or to manage our anticipated growth effectively could materially and adversely affect our business and operating results.

In order to pursue a successful acquisition strategy, we must integrate the operations of acquired businesses into our operations, including centralizing certain functions to achieve cost savings and pursuing programs and processes that leverage our revenue and growth opportunities. The integration of the management, operations, and facilities of acquired businesses with our own could involve difficulties, which could adversely affect our growth rate and operating results. We may be unable to do any of the following:

•	effectively complete the integration of the management, operations, facilities and accounting and information systems of acquired businesses with our own;

•	efficiently manage the combined operations of the acquired businesses with our operations;

•	achieve our operating, growth and performance goals for acquired businesses;

•	achieve additional revenue as a result of our expanded operations; or

•	achieve operating efficiencies or otherwise realize cost savings as a result of anticipated acquisition synergies.

Our rate of growth and operating performance may suffer if we fail to manage acquired businesses profitably without substantial additional costs or operational problems or to implement effectively combined growth and operating strategies.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We are currently required to provide an assessment of our internal controls over financial reporting. In the future, under Section 404 of the Sarbanes-Oxley Act of 2002, we may be required to evaluate and report on these same controls and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting. We plan to prepare for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time-consuming, and requires significant management attention, especially given that we have not yet undertaken any efforts to comply with the requirements of Section 404. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If our auditors identify a material weakness in our internal controls, then the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on a national securities exchange, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price. In conjunction with their audit of our financial statements for the years ended December 31, 2007 and 2006, our independent public accountants identified certain deficiencies in our system of internal controls which they considered to be material weaknesses and significant deficiencies. We are currently evaluating such deficiencies and are in the process of implementing corrective changes to our internal control processes and procedures.

Costs incurred because we are a public company may affect our profitability.

As a public company, we incur significant legal, accounting and other expenses, and we are subject to the SEC’s rules and regulations relating to public disclosure that generally involve a substantial expenditure of financial resources. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, require changes in corporate governance practices of public companies. We expect that full compliance with these new rules and regulations will significantly increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we will be required to create board committees and adopt policies regarding internal controls and disclosure controls and procedures. Such additional reporting and compliance costs may negatively impact our financial results. To the extent our earnings suffer as a result of the financial impact of our SEC reporting or compliance costs, our ability to develop an active trading market for our securities could be harmed.

As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

It may be time-consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act, when applicable to us. Some members of our management team have limited or no experience operating a company with securities traded or listed on an exchange, or subject to SEC rules and requirements, including SEC reporting practices and requirements that are applicable to a publicly traded company. We may need to recruit, hire, train and retain additional financial reporting, internal controls and other personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, when applicable, we may not be able to obtain the independent accountant certifications required by the Sarbanes-Oxley Act.

Risks Relating To Our Industry

We have experienced technological changes in our industry. New technologies may prove inappropriate and result in liability to us or may not gain market acceptance by our customers.

The solar power industry, which currently accounts for less than 1% of the world’s power generation according to the Solar Energy Industries Association, is subject to technological change. Our future success will depend on our ability to appropriately respond to changing technologies and changes in function of products and quality. If we adopt products and technologies that are not attractive to consumers, we may not be successful in capturing or retaining a significant share of our market. In addition, some new technologies are relatively untested and unperfected and may not perform as expected or as desired, in which event our adoption of such products or technologies may cause us to lose money.

A drop in the retail price of conventional energy or non-solar alternative energy sources may negatively impact our profitability.

We believe that a customer’s decision to purchase or install solar power capabilities is primarily driven by the cost and return on investment resulting from solar power systems. Fluctuations in economic and market conditions that impact the prices of conventional and non-solar alternative energy sources, such as decreases in the prices of oil, coal and other fossil fuels and changes in utility electric rates and net metering policies, could cause the demand for solar power systems to decline, which would have a negative impact on our profitability.

Existing regulations, and changes to such regulations, may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products.

Installations of solar power systems are subject to oversight and regulation in accordance with national and local ordinances, building codes, zoning, environmental protection regulation, utility interconnection requirements for metering and other rules and regulations. We attempt to keep up-to-date about these requirements on a national, state, and local level, and must design systems to comply with varying standards. Certain cities may have ordinances that prevent or increase the cost of installation of our solar power systems. In addition, new government regulations or utility policies pertaining to solar power systems are unpredictable and may result in significant additional expenses or delays and, as a result, could cause a significant reduction in demand for solar energy systems and our services. For example, there currently exist metering caps in certain jurisdictions that effectively limit the aggregate amount of power that may be sold by solar power generators into the power grid.

Our business depends on the availability of rebates, tax credits and other financial incentives, the reduction or elimination of which would reduce the demand for our services.

Many states, including California, Nevada and New Jersey, offer substantial incentives to offset the cost of solar power systems. These incentives can take many forms, including direct rebates, state tax credits, system performance payments and Renewable Energy Credits (“RECs”). Moreover, although the United States Congress recently passed legislation to extend for 8 years a 30% federal tax credit for the installation of solar power systems, there can be no assurance that they will be further extended once they expire. Businesses may also elect to accelerate the depreciation on their system over five years. Spain also offers substantial incentives, including feed-in tariff. Spain’s Industry Ministry recently restated the cap of the Megawatt installation in Spain and reduced tariff levels. There are still attractive growth and tariff levels in Spain, but a reduction in such incentives could substantially increase the cost to our customers, resulting in significant reductions in demand for our products and services, which would negatively impact our sales.

If solar power technology is not suitable for widespread adoption or sufficient demand for solar power products does not develop or takes longer to develop than we anticipate, our sales would decline, and we would be unable to achieve or sustain profitability.

The market for solar power products is emerging and rapidly evolving, and its future success is uncertain. Many factors will influence the widespread adoption of solar power technology and demand for solar power products, including:

●	cost effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;

●	performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;

●	capital expenditures by customers that tend to decrease if the U.S. economy slows; and

●	availability of government subsidies and incentives.

If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to generate enough revenue to achieve and sustain profitability. In addition, demand for solar power products in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate.

Risks Related to Doing Business in Spain

Adverse changes in the political and economic policies of the Spanish government could have a material adverse effect on the overall economic growth of Spain, which could reduce the demand for our products and materially and adversely affect our competitive position.

A significant portion of our business operations are conducted in Spain through our indirect wholly owned subsidiary, Premier Power Spain, and some of our sales are made in Spain. Spain also offers substantial incentives, including feed-in tariffs. Accordingly, our business, financial condition, results of operations, and prospects are affected significantly by economic, political, and legal developments in Spain. Any adverse change in such policies could have a material adverse effect on the overall economic growth in Spain or the level of our incentives, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our businesses.

Fluctuation in the value of the Euro may have a material adverse effect on your investment.

The change in value of the Euro against the U.S. dollar depends on, among other things, changes in Spain’s political and economic conditions. Changes in exchange rates would affect the value of deposits of currencies we hold. We do not currently hedge against exposure to currencies. We cannot predict with certainty future exchange rates and their impact on our operating results. Movements between the U.S. dollar and the Euro could have a material impact on our profitability.

Our business benefits from certain Spanish government incentives. Expiration of, or changes to, these incentives could have a material adverse effect on our operating results.

The Spanish government has provided various incentives to solar energy providers in order to encourage development of the solar industry. Such incentives include feed-in tariffs and other measures. Reduction in or elimination of such incentives or delays or interruptions in the implementation of such favorable policies could substantially decrease the economic benefits of solar to our customers, resulting in significant reductions in demand for our products and services, which would negatively impact our sales. Spain’s Industry Ministry recently restated the cap of the MW installation in Spain and reduced tariff levels. The reduction in such incentives could substantially increase the cost to our customers, resulting in significant reductions in demand for our products and services, which could negatively impact our sales.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments, or bringing original actions in Spain based on United States or other foreign laws against us or our management.

We conduct a significant amount of our business through our indirect wholly owned subsidiary, Premier Power Spain, which is established in Spain, and a portion of our assets are located in Spain. As a result, it may not be possible to effect service of process within the United States or in Spain against us or upon our executive officers or directors, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, there is uncertainty that the courts of Spain would enforce judgments of U.S. courts against us or our directors and officers based on the civil liability provisions of the securities laws of the United States or any state, or entertain an original action brought in Spain based upon the securities laws of the United States or any state.

Risk Relating to Our Securities

Generally, we have not paid any cash dividends, and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future, and we may not have sufficient funds legally available to pay dividends. Even if funds are legally available for distribution, we may nevertheless decide not to or may be unable to pay any dividends. We intend to retain all earnings for our company’s operations. Accordingly, you may have to sell some or all of your common stock in order to generate cash flow from your investment. You may not receive a gain on your investment when you sell our common stock and may lose some or all of the amount of your investment. Any determination to pay dividends in the future on our common stock will be made at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law, capital requirements and other factors that our board of directors deems relevant.

If you purchase our common stock, you may incur substantial dilution.

The issuance of additional shares of our capital stock or the exercise of stock options or warrants could be substantially dilutive to your shares and may negatively affect the market price of our common stock.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934. The penny stock rules apply to companies that are not traded on a national securities exchange whose common stock trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common stock, and may result in decreased liquidity for our common stock and increased transaction costs for sales and purchases of our common stock as compared to other securities.

Our common stock is thinly traded, and you may be unable to sell at or near “ask” prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Although our common stock is quoted on the Over-the-Counter Bulletin Board (“OTC”), we cannot predict the extent to which an active public market for our common stock will develop or be sustained. However, we do not rule out the possibility of applying for listing on a national exchange. Our common stock has historically been sporadically or “thinly traded” on the OTC, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or nonexistent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-adverse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price of our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” that could lead to wide fluctuations in our share price. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. As noted above, our common stock is sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event a large number of our shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. The following factors also may add to the volatility in the price of our common stock: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes; additions to or departures of our key personnel, as well as other items discussed under this “Risk Factors” section, as well as elsewhere in this prospectus. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain its current market prices, or as to what effect the sale of shares or the availability of shares for sale at any time will have on the prevailing market price.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through pre-arranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

If we do not meet the listing standards established by the NASDAQ Stock Market or other similar markets, our common stock may not become listed for trading on one of those markets.

As soon as reasonably practicable, we intend to apply to list our common stock for trading on the NASDAQ Stock Market, on either the NASDAQ Global Market tier or the NASDAQ Capital Market tier. The NASDAQ Stock Market has established certain quantitative criteria and qualitative standards that companies must meet in order to become and remain listed for trading on these markets. We cannot guarantee that we will be able to meet or maintain all necessary requirements for listing; therefore, we cannot guarantee that our common stock will be listed for trading on the NASDAQ Stock Market or other similar markets.

Volatility in our common stock price may subject us to securities litigation.

The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect our share price will be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

Past activities of our company and affiliates may lead to future liability for our company.

Prior to our acquisition of Premier Power California, we were engaged in a business unrelated to our current operations. Any liabilities relating to such prior business against which we are not completely indemnified will be borne by us and may have a material adverse effect on the Company.

We have raised substantial amounts of capital in a recent financing, and if we inadvertently failed to comply with applicable securities laws, ensuing rescission rights or lawsuits would severely damage our financial position.

The securities offered in our September 9, 2008 private placement were not registered under the Securities Act or any state “blue sky” law in reliance upon exemptions from such registration requirements. Such exemptions are highly technical in nature, and if we inadvertently failed to comply with the requirements or any of such exemptive provisions, the investor would have the right to rescind their purchase of our securities or sue for damages. If the investor was to successfully seek such rescission or prevail in any such suit, we would face severe financial demands that could materially and adversely affect our financial position. Financings that may be available to us under current market conditions frequently involve sales at prices below the prices at which our common stock currently is quoted on the OTC or exchange on which our common stock may in the future be listed, as well as the issuance of warrants or convertible securities at a discount to market price.

Future sales of our securities may decrease the price for shares of our common stock.

Actual sales, or the prospect of sales by our stockholders, may have a negative effect on the market price of the shares of our common stock. We may also register certain shares of our common stock underlying our Series A Convertible Preferred Stock, Series A Warrants, and Series B Warrants, and any other outstanding convertible securities issued in the future. Once such shares are registered or may be sold pursuant to Rule 144 of the Securities Act of 1933, as amended, they can be freely sold in the public market. If any of our stockholders, either individually or in the aggregate, cause a large number of securities to be sold in the public market, or if the market perceives that these holders intend to sell a large number of securities, such sales or anticipated sales could result in a substantial drop in the trading price of shares of our common stock and could also impede our ability to raise future capital.

Our corporate actions are substantially controlled by our principal stockholders.

Our principal stockholders include Dean R. Marks, who is our Chairman of the Board, President, and Chief Executive Officer, and Miguel de Anquin, who is our Chief Operating Officer and Corporate Secretary and a member of our Board. Messrs. Marks and de Anquin own approximately 69.1% of our outstanding shares of common stock. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors, amending our certificate of incorporation or bylaws, and approving mergers or other business combinations or transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our board of directors will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by these principal stockholders and their affiliated entities. There can be no assurance that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of our company. The stock ownership of our principal stockholders and their affiliated entities may discourage a potential acquirer from seeking to acquire shares of our common stock or otherwise attempting to obtain control of our company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

We are responsible for the indemnification of our officers and directors, which could result in substantial expenditures.

Our bylaws provide for the indemnification of our directors, officers, employees, and agents, and, under certain circumstances, against attorneys’ fees and other expenses incurred by them in litigation to which they become a party arising from their association with or activities on behalf of the Company. This indemnification policy could result in substantial expenditures, which we may be unable to recoup.

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

●	actual or anticipated fluctuations in our quarterly operating results;

●	operating results that fall below expectations;

●	changes in financial estimates by securities research analysts;

●	changes in the economic performance or market valuations of other solar integration companies;

●	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	announcements or press releases relating to the energy sector or to our business or prospects;

●	technological innovations or new products and services by us or our competitors;

●	our ability to execute our business plan;

●	regulatory, legislative or other developments affecting us or the solar power industry generally;

●	limited availability of freely tradable “unrestricted” shares of our common stock to satisfy investor purchase orders and demand;

●	volume and timing of customer orders;

●	industry developments;

●	economic and other external factors;

●	addition or departure of key personnel; and

●	intellectual property litigation.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These fluctuations may include a so-called “bubble market” in which investors temporarily raise the price of the stocks of companies in certain industries, such as the renewable energy industry, to unsustainable levels. These market fluctuations may also materially and adversely affect the market price of our stock.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our stockholders.

We believe that our current cash and cash equivalents, anticipated cash flow from operations and the net proceeds from our September 9, 2008 financing will be sufficient to meet our anticipated cash needs for the near future. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain an increased credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in further operating and financing covenants that would further restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Our certificate of incorporation authorizes our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 9, 2008, in connection with a share exchange that closed on the same day, we issued 24,218,750 shares of our common stock to the stockholders of Premier Power California, consisting of four individuals and one entity, in exchange for 100% of the capital stock of Premier Power California. The issuance of the common stock to such persons was exempt from registration under the Securities Act pursuant to Section 4(2) and Regulation D thereof. We made this determination based on the representations of such persons in that certain Share Exchange Agreement dated September 9, 2008 which included, in pertinent part, that such stockholders were "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that such stockholders were acquiring our common stock for investment purposes for their own respective accounts and not as nominees or agents and not with a view to the resale or distribution thereof, and that each owner understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

On September 9, 2008, we issued a total of 3,500,000 units, each unit consisting of one share of our Series A Preferred Stock, one-half of one Series A Warrant, and one-half of one Series B Warrant, to Vision Opportunity Master Fund, Ltd. (the “Investor”) in connection with the closing of a financing in connection with the share exchange that closed on September 9, 2008. The issuance of the units to the Investor was exempt from registration under the Securities Act pursuant to Section 4(2) and Regulation D thereof. We made this determination based on the representations of the Investor, which included, in pertinent part, that such person was an "accredited investor" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that such person was acquiring our common stock for investment purposes for its own respective account and not as a nominee or agent and not with a view to the resale or distribution thereof, and that the Investor understood that the shares of our Series A Preferred Stock and our Series A Warrants and Series B warrants may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Reference is made to the disclosures in our Current Report on Form 8-K filed with the SEC on August 29, 2008, which information is incorporated herein by reference.

ITEM 5.	OTHER INFORMATION

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1	Share Exchange Agreement by and among the Company, its majority stockholder, Premier Power Renewable Energy, Inc., and its stockholders, dated September 9, 2008 (3)

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment of the Certificate of Incorporation, filed August 19, 2008 with the Secretary of State of the State of Delaware (2)

3.4	Certificate of Amendment of the Certificate of Incorporation, filed August 29, 2008 and effective September 5, 2008 with the Secretary of State of the State of Delaware (3)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed September 10, 2008 with the Secretary of State of the State of Delaware (3)

10.1	Employment Agreement between Premier Power Renewable Energy, Inc. and Dean R. Marks, dated August 22, 2008 (3)

10.2	Employment Agreement between Premier Power Renewable Energy, Inc. and Miguel de Anquin, dated August 22, 2008 (3)

10.3	Form of Securities Purchase Agreement (3)

10.4	Form of Registration Rights Agreement (3)

10.5	Form of Series A Common Stock Purchase Warrant (3)

10.6	Form of Series B Common Stock Purchase Warrant (3)

10.7	Form of Lock-up Agreement (3)

10.8	Purchase and Sale Agreement between Harry’s Trucking, Inc. and Haris Tajyar and Omar Tajyar, dated September 9, 2008 (3)

10.9	Guaranty of Payment by the Company in favor of Guaranty Bank, dated September 9, 2008 (3)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

*	Filed herewith.

(1)	Filed on February 13, 2007 as an exhibit to our Registration Statement on Form SB-2/A, and incorporated herein by reference.

(2)	Filed on August 29, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(3)	Filed on September 11, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER POWER RENEWABLE ENERGY, INC.
(Registrant)

Date: November 17, 2008	By:	/s/ Dean Marks
Dean Marks
Chief Executive Officer and President
Date: November 17, 2008	By:	/s/ Teresa Kelley
Teresa Kelley
Chief Financial Officer