Form 10-Q/A
period 2008-09-30
Premier Power Renewable Energy, Inc.
filed 2009-02-05
CIK 1388686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008 is filed to (i) restate certain information in our Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007; (ii) restate certain information in our Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007; (iii) restate certain information in our Condensed Consolidated Statements of Shareholders’ Equity as of September 30, 2008; (iv) restate certain information in our Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007; (v) amend our footnotes to the financial statements; (vi) amend our disclosures in the “Results of Operations” sub-section of “Management’s Discussion and Analysis”; (vii) amend our disclosures in the “Liquidity and Capital Resources” sub-section of “Management’s Discussion and Analysis”; (viii) amend our disclosures in the “Contractual Obligations and Off-Balance Sheet Arrangements” sub-section of “Management’s Discussion and Analysis”; (ix) amend our disclosures in the “Controls and Procedures” section; (x) amend our disclosures in the “Legal Proceedings” section; (xi) amend our disclosures in the “Risk Factors” section; and (xii) update the Exhibit Table.

These changes were made, and this Form 10-Q/A was filed subsequent to our Amendment No. 1 to the Registration Statement on Form S-1 (333-155241), in response to a letter from the Commission dated December 5, 2008.  Except as required to reflect the changes noted above, this Form 10-Q/A does not attempt to modify or update any other disclosures set forth in our Quarterly Report on Form 10-Q. Additionally, this Form 10-Q/A does not purport to provide a general update or discussion of any other developments of the Company subsequent to the original filing.  The filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

PREMIER POWER RENEWABLE ENERGY, INC.
TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR PERIOD ENDED SEPTEMBER 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Our financial statements start on the following page, beginning with page F-1.

PREMIER POWER RENEWABLE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,446,853	$1,278,651
Accounts receivable, net of allowance for doubtful accounts
of $10,000	7,730,325	2,437,851
Due from shareholders	—	23,458
Cost and estimated earnings in excess of billings
on uncompleted contracts	640,833	37,245
Inventory, net	6,936,339	1,417,338
Deferred income taxes (1)	524,466	—
Prepaid expenses and other current assets	43,990	69,332
Total current assets (1)	21,322,806	5,263,875

Property and equipment, net	388,216	314,166
Intangible assets	1,110,001	—
Goodwill	483,496	—
Total assets (1)	$23,304,519	$5,578,041

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,035,378	$2,611,162
Accrued liabilities	1,286,443	527,550
Deferred income taxes (1)	396,725	31,152
Billings in excess of costs and estimated earnings
on uncompleted contracts	6,775,344	1,451,637
Borrowings, current	1,316,720	58,165
Total current liabilities (1)	14,810,610	4,679,666
Borrowings, non-current	186,906	183,223
Deferred income taxes (1)	288,352	—
Total liabilities (1)	15,285,868	4,862,889

Commitments and contingencies (Note 9)	—	—

Minority interest	—	1,650

Shareholders' equity:
Series A Convertible preferred stock, par value $.0001 per share; 5,000,000 shares designated of 20,000,000 shares of preferred stock authorized; 3,500,000 and 0 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	350	—
Common stock, par $.0001 per share; 100,000,000 shares authorized; 26,018,750 and 21,159,451 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively (1)	2,602	2,166
Additional paid-in-capital (1)	7,650,956	1,408
Retained earnings (1)	412,773	700,913
Accumulated other comprehensive income (loss)	(48,030)	9,065
Total shareholders' equity (1)	8,018,651	713,502
Total liabilities and shareholders' equity (1)	$23,304,519	$5,578,041
 (1) As restated.  See Note 14.
The accompanying notes are an integral part of these financial statements

PREMIER POWER RENEWABLE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$9,236,108	$4,486,221	$27,224,925	$13,310,421
Cost of sales	(8,233,171)	(3,057,589)	(23,502,924)	(9,822,046)
Gross profit	1,002,937	1,428,632	3,722,001	3,488,375

Operating expenses:
Sales and marketing	576,451	290,177	1,571,826	975,229
Administrative expense	515,163	515,201	1,427,653	1,363,301
Total operating expenses	1,091,614	805,378	2,999,479	2,338,530

Operating income (loss)	(88,677)	623,254	722,522	1,149,845

Other income (expense):
Interest expense	(16,912)	(9,197)	(55,957)	(15,201)
Interest income	50	4,112	21,867	15,587
Total other income (expense)	(16,862)	(5,085)	(34,090)	386

Income (loss) before income taxes	(105,539)	618,169	688,432	1,150,231

Income tax expense (benefit) (1)	(352,762)	5,877	(148,428)	11,111

Net income before minority interest (1)	247,223	612,292	836,860	1,139,120

Minority interest	90,728	(29,770)	(224,315)	(11,573)

Net income (1)	$337,951	$582,522	$612,545	$1,127,547

Earnings per share:
Basic (1)	$.02	$.03	$.03	$.05
Diluted (1)	$.01	$.03	$.03	$.05

Weighted average shares outstanding:
Basic (1)	22,268,639	21,159,451	21,533,243	21,159,451
Diluted (1)	23,067,552	21,159,451	21,802,474	21,159,451
 (1) As restated.  See Note 14.
The accompanying notes are an integral part of these financial statements

PREMIER POWER RENEWABLE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

								Accumulated
						Additional		Other
	Common Stock		Preferred Stock			Paid	Retained	Comprehensive	Unaudited
	Shares	Amount	Shares	Amount		In Capital	Earnings	Income	Total
Balance December 31, 2007 (1)	21,159,451	$2,116		$		$1,408	$700,913	$9,065	$713,502

Net income (1)							612,545		612,545
Foreign currency translation adjustment								(57,095)	(57,095)
Comprehensive income									555,450

Issuance of shares to purchase minority interest	3,059,299	306				1,488,928			1,489,234
Shares issued in connection with reverse acquisition (1)	1,800,000	180				664,009			664,189
Issuance of Series A and Series B warrants						1,793,987			1,793,987
Issuance of Series A convertible preferred stock			3,500,000		350	3,253,939			3,254,289
Distributions							(452,000)		(452,000)
Deemed constructive contribution
(distribution) of S-Corp
undistributed earnings (1)						448,685	(448,685)

Balance September 30, 2008
(unaudited) (1)	26,018,750	$2,602	3,500,000		$350	$7,650,956	$412,773	$(48,030)	$8,018,651

(1) As restated.  See Note 14.
The accompanying notes are an integral part of these financial statements

PREMIER POWER RENEWABLE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (1)	$612,545	$1,127,547
Minority interest	224,315	11,573
Net income before minority interest (1)	836,860	1,139,120
Adjustments to reconcile net income
(used in) operating activities:
Depreciation and amortization	73,286	21,029
Changes in operating assets and liabilities:
Accounts receivable	(5,292,474)	(1,527,422)
Cost and estimated earnings in excess of billings
on uncompleted contracts	(603,588)	(470,814)
Inventories	(5,519,001)	(163,328)
Prepaid expenses and other assets	25,342	137,903
Accounts payable	2,424,216	833,218
Accrued liabilities	719,288	121,473
Deferred income taxes (1)	(203,542)	(5,797)
Billings in excess of costs and estimated earnings
on uncompleted contracts	5,323,707	(1,067,750)
Net cash used in operating activities (1)	(2,215,906)	(982,368)

Cash flows from investing activities:
Acquisition of property and equipment	(89,833)	(63,841)
Proceeds from sale of property and equipment	5,480	16,957
Net cash used in investing activities (1)	(84,353)	(46,884)

Cash flows from financing activities:
Net principal payments on borrowings	(50,745)	(38,296)
Net repayments from shareholders	23,458	—
Proceeds from borrowings	1,250,000	840,098
Issuance of preferred stock and warrants	5,712,128	—
Distributions	(452,000)	(553,116)
Net cash provided by financing activities (1)	6,482,841	248,686

Effect of foreign currency	(14,380)	3,620
Increase (decrease) in cash and cash equivalents	4,168,202	(776,946)
Cash and cash equivalents at beginning of period	1,278,651	934,853
Cash and cash equivalents at end of period	$5,446,853	$157,907

Supplemental cash flow information:
Interest paid	$16,912	$9,197
Taxes paid	$55,113	$16,908
Non-cash investing and financing activities:
Issuance of notes to acquire equipment	$62,983	$80,098
Common stock issued to acquire minority interest	$1,489,234

(1) As restated.  See Note 14.

The accompanying notes are an integral part of these financial statements

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements

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

Fair value of shares exchanged	$1,489,234
Tangible assets acquired	$(1,033,603)
Amortizing intangible assets acquired	$(1,110,001)
Liabilities assumed	$1,137,867
Goodwill for minority interest	$483,496

The estimated fair values of the acquired tangible assets and liabilities and intangible assets may change as the Company completes the process of valuing the acquired assets and liabilities and as direct costs of the transaction are finalized. The final adjustments are not expected to be material.

The following unaudited pro forma information gives effect to the acquisition of the minority interest as if such had been acquired on January 1, 2007.  The pro forma information is not necessary indicative of what would have occurred had the acquisition been made on such date, nor is it indicative of future results of operations.  The pro forma amounts give effect to appropriate adjustments for the fair value of the acquired assets and liabilities.

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2008	2007	2008	2007
Pro forma operating expenses	$1,126,967	$840,731	$3,105,538	$2,497,045
Pro forma net income	$211,870	$582,522	$730,801	$980,605

Pro forma earnings per share:
Basic	$0.01	$0.02	$0.03	$0.04
Diluted	$0.01	$0.02	$0.03	$0.04

The historical financial statements of the Company prior to September 9, 2008 present its financial position, results of operations and cash flows on a combined basis.

Pursuant to a reverse acquisition between the Parent (formerly “Harry’s Trucking, Inc.”) and Premier Power California that closed on September 9, 2008, the shareholders of Premier Power California exchanged 100% of their interests for an aggregate 24,218,750 shares of the Parent’s common stock.

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

In connection with the reverse acquisition, the Company issued 3,500,000 units, consisting each of 1 share of Series A Convertible Preferred Stock, ½ of a Series A Warrant, and ½ of a Series B Warrant in exchange for $5,712,127 in net proceeds. Each 1 share of Series A Convertible Preferred Stock converts into 1 share of common stock. Each 1 Series A Warrant and 1 Series B Warrant entitles the holder thereof to purchase one share of common stock at $2.50 and $3.00 per share, respectively.

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

Concentrations and Credit Risk - Two customers accounted for 15% and 16% of the Company’s revenues for the three months ended September 30, 2008. For the nine months ended September 30, 2008, no single customer accounted for more than 10% of the Company’s revenues. One customer accounted for 33% of the Company’s revenues for the three months ended September 30, 2007. Two customers accounted for 12% and 14%, respectively, of the Company’s revenues for the nine months ended September 30, 2007. Accounts receivable primarily consist of trade receivables and amounts due from state agencies and utilities for rebates on solar systems installed. At December 31, 2007, two customers accounted for 49% and 22% of accounts receivable. At September 30, 2008, the Company had two customers that accounted for 19% and 14%, respectively, of its accounts receivables, respectively. The Company monitors account balances and follows up with accounts that are past due as defined in the terms of the contract with the customer. To date, the Company’s losses on uncollectible accounts receivable have been immaterial. The Company maintains an allowance for doubtful accounts receivable based on the expected collectability of its accounts receivable. The allowance for doubtful accounts is based on assessments of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, the allowance for doubtful accounts is increased. The allowance for doubtful accounts was $10,000 as of September 30, 2008 and December 31, 2007.

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

Warranty Reserve - Prior to January 1, 2007, the Company provided a five year warranty covering the labor and materials associated with its installations. Effective January 1, 2007, the Company changed the coverage to generally be ten years for contracts signed after December 31, 2006 in the U.S. and one year in Spain. Solar panels and inverters are warranted by the manufacturer for 25 years and 10 years, respectively.  Activity in the Company’s warranty reserve was as follows:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Balance at beginning of period	$172,002	$58,375

Warranty expense	199,482	70,827

Less: Warranty claims	(39,698)	(8,312)

Balance at end of period	$331,786	$120,890

Foreign Currency - Premier Power Spain’s functional currency is the Euro. Its assets and liabilities are translated at year-end exchange rates, except for certain non-monetary balances which are translated at historical rates. All income and expense amounts of Premier Power Spain are translated at average exchange rates for the period. Translation gains and losses are not included in determining net income but are accumulated in a separate component of shareholders’ equity. Foreign currency transaction gains and losses are included in the determination of net income (loss) in the period in which they occur. For the nine months ended September 30, 2008 and 2007 foreign currency transaction gains and losses were $10,817 and $0 , respectively.

Minority Interest – The minority interest reflected in the Balance Sheets and Statement of Operations represent the 49% shareholdings of the non-controlling shareholders in the Company’s Spanish operations, Premier Power Spain.  Concurrent with the reverse merger, these shareholdings were converted into shares of the Company’s stock and no longer reported as a minority interest effective September 9, 2008.

Earnings for Share – Earnings per share are computed in accordance with the provisions of SFAS No. 28, “Earnings Per Share.”  Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company’s outstanding convertible preferred shares using the “if-converted method.”  Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company’s outstanding convertible preferred shares using the “if-converted” method and dilutive potential common shares.  The Company’s dilutive potential common shares consist of warrants.

Comprehensive Income - Statement of Financial Accounting Standards No. 130, “ Reporting Comprehensive Income ,” establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity during the period from non-owner sources, such as foreign currency translation adjustments.

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

Prior to September 9, 2008, Premier Power California (a Subchapter S corporation) and Bright Future (a limited liability company) were not subject to federal income tax, but were subject to state income tax. From January 1, 2008 to September 9, 2008, the Company recorded $14,674 in state income tax expense related to these entities. For the nine months ended September 30, 2007, the Company recorded $11,111 in state income tax. In conjunction with the conversion to a C-corporation for tax purposes, the Company recorded a net deferred tax asset of $485,864. The majority of this benefit is attributable to changing the method of accounting from the cash to accrual basis of accounting for tax purposes.

Subsequent to September 8, 2008 and in conjunction with the reverse acquisition, the Company and its U.S. subsidiaries became subject to federal income taxes. The change in tax status did not result in a change in the tax basis of the Company and its U.S. subsidiaries. For the period from September 9, 2008 to September 30, 2008, the Company and its U.S. subsidiaries recorded an income tax benefit of $556,281. The difference in the level of income tax expense incurred by the Company and its U.S subsidiaries for the three and nine month periods ended September 30, 2008 is primarily a function of the change in tax status. Additionally, in conjunction with the acquisition of the Spain minority interest, the Company recorded a deferred tax liability of $333,000 resulting in an offsetting increase to goodwill.

Premier Power Spain is organized under the laws of Spain and is subject to federal and provincial taxes. For the nine months ended September 31, 2008 and 2007, Premier Power Spain recorded income tax expense of $393,179 and $0, respectively.

Effective September 1, 2008, the Company adopted Financial Accounting Standards Interpretation, or FIN No. 48, “ Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 ” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

Recently Issued Accounting Pronouncements - In September of 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, " Fair Value Measurement " ("FAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements.  This statement is effective for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities measured at fair value on a non-recurring basis for which the effective date will be for fiscal years beginning after November 15, 2008, and is not expected to have a material impact on the Company's consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 ” (“FAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2008. The adoption of FAS 159 did not have a material effect on our results of operations, cash flows or financial position.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “ Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, ” which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.

In May 2008, the FASB issued FAS No. 162, “ The Hierarchy of Generally Accepted Accounting Principles ”, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America (the GAAP hierarchy). This statement is effective November 15, 2008 which is 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments of AU Section 411, “ The Meaning of Presents Fairly in Conformity with Generally Accepted Accounting Principles. ” The Company is currently evaluating the impact that FAS 162 will have on its consolidated financial statement.

3.	INCOME TAX

For the nine months ended September 31, 2008, income tax expense has been restated to property account for the change to a C-corporation for the U.S. subsidiaries. This change was primarily responsible for an income tax benefit of $148,428 recorded for the nine months ended September 30, 2008.

The following unaudited pro forma information gives effect as if Premier Power California and Bright Future previously operated as C-corporations.  The pro forma data below shows the estimated effect of income taxes on net income and earnings per share for periods prior to becoming a taxable corporation.

	For the Nine Months Ended September 30,
	2008	2007

Pro Forma Disclosures

Income before income tax and minority interest	$688,432	$1,150,231

Income tax expense	$193,601	$263,601

Net income	$494,831	$886,630

Earnings per share:
Basic	$0.02	$0.04
Diluted	$0.02	$0.04

4.	INTANGIBLE ASSETS

Intangibles consist of amortizing intangibles and goodwill. At September 30, 2008, such amounts were as follows:

September 30, 2008
Amortizing Intangibles
Trademark	$878,018
Employee Contract	179,527
Backlog	52,456
Subtotal	$1,110,001
Goodwill	483,496
Total	$1,593,497

Amortization periods for the intangibles are as follows: trademark - 17 years, employee contract - 2 years, backlog - 6 months. Amortization for the three and nine month periods ended September 30, 2008 was insignificant.

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2008	December 31, 2007
Equipment	$124,492	$138,151
Furniture and computers	47,821	12,352
Vehicles	464,189	338,663
	636,502	489,166
Less: Accumulated depreciation	(248,286)	(175,000)
Total	$388,216	$314,166

Depreciation expense was $73,286 and $21,029 for the nine months ended September 30, 2008 and September 30, 2007, respectively.

6.	ACCRUED LIABLILITIES

Accrued liabilities consisted of the following:

	September 30, 2008	December 31, 2007
Payroll	$274,437	$215,434
Warranty reserve	331,786	172,002
401K plan	12,000	60,000
Taxes	584,292	24,020
Workers compensation insurance	—	20,000
Other operational accruals	83,928	36,094
Total	$1,286,443	$527,550

7.	BORROWINGS

Borrowings consist of notes payable and lines of credit.

Notes Payable

Notes payable were $253,626 and $241,388 at September 30, 2008 and December 31, 2007, respectively. The notes are secured by vehicles and have maturities through 2014. The annual interest rates on the notes range from 1.9% to 6.6%. The future principal payments on these notes as of September 30, 2008 are as follows:

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

8.	EQUITY

Preferred Stock

The Company has 20,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”), authorized. The preferred stock may be issued from time to time in series having such designated preferences and rights, qualifications and to such limitations as the Board of Directors may determine.

The Company has designated 5,000,000 shares of Preferred Stock as Series A Convertible Preferred Stock (“Series A Stock”). The holders of Series A Stock have no voting rights except with regards to certain corporate events, enjoys a liquidation preference over holders of common stock, and may convert each share of Series A Stock into one share of common stock at any time. Series A stock converts automatically upon the occurrence of an offering meeting certain criteria. As of September 30, 2008, there are 3,500,000 shares of Series A Stock outstanding.

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

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.5%
Expected stock price volatility	95%
Expected dividend payout	—
Expected option life-years	4 yrs

The fair value of the preferred stock was calculated based on the estimated fair value and underlying number of common shares it would convert into at the time of the transaction.  The estimated fair value of our common stock on the transaction date was $.42 per share, and the preferred stock would have converted into 3,500,000 common shares, thus deriving a fair value of $1,470,000 for the underlying common shares.

Based on the relative fair values of the preferred stock and the warrants, we allocated $5,206,013 and $1,793,987 of the $7,000,000 proceeds, before issuance costs, to the preferred stock and warrants, respectively.

9.	COMMITMENTS AND CONTINGENCIES

At September 30, 2008, Premier Power Spain was party to a non-cancelable lease for operating facilities in Madrid, Spain, which expires in 2013, and a non-cancelable lease for operating facilities in Navarra, Spain, which expires in 2012.  Also at September 30, 2008, Premier Power California was party to a non-cancelable lease for operating facilities in Redlands, California, which expires in 2010. These leases provide for annual rent increases tied to the Consumer Price Index. The leases require the following payments as of September 30, 2008, subject to annual adjustment, if any:

2008	$19,131
2009	76,525
2010	67,889
2011	41,980
2012	33,577
2013	22,032

Total	$261,134

For the nine months ended September 30, 2008 and 2007, the Company recorded $14,788 and $5,740, respectively, in rent expense for these leases.

10.	EMPLOYEE BENEFIT PLAN

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

11.	RELATED PARTY TRANSACTION

The Company’s CEO and controlling shareholder of the Company is a guarantor of the Company’s line of credit.  Prior to the merger, Premier Power California made distributions to its members to cover their estimated tax liabilities on their deemed portion of its income. These distributions are based on the Company's best estimates and available information, and may be revised at a later date. Such revisions may result in a portion of previously made distributions being refunded to the Company. The balance of  $23,458 was recorded as due from shareholders at December 31, 2007 and represents payments made to a member of Premier Power California in excess of the member’s actual tax liability.  Such amounts were repaid on June 30, 2008.  Due to the nature of the receivable and its short duration, it was not interest bearing or collateralized.

12.	EARNINGS PER SHARE

The weighted average shares outstanding used in the calculation of earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic	22,268,639	21,159,451	21,533,243	21,159,451
Conversion of convertible preferred stock	798,913	―	269,231	―
Diluted	23,067,552	21,159,451	21,802,474	21,159,451

For the three and nine month periods ending September 30, 2008, the Company paid no dividends on its convertible preferred stock.  Potentially diluted securities that were excluded from the calculation of earnings per share because they were anti-dilutive for each period consist of warrants to purchase 3,500,000 shares of common stock.

13.	SUBSEQUENT EVENTS

On December 19, 2008, the Company’s Board of Directors approved the Company’s 2008 Equity Incentive Plan (the “Plan”).  Under the terms of the Plan, 2,951,875 shares of common stock are eligible for issuance by the Company under the Plan.  On January 9, 2009, the Board approved the grant of up to 1,142,479 stock options.

On November 24, 2008, the Company filed an Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of its common stock.  Pursuant to the Amendment, the total number of authorized shares of common stock, par value $0.0001 per share, that the Company is authorized to issue was increased from 100,000,000 shares to 500,000,000 shares. The total number of authorized shares of preferred stock, par value $0.0001 per share, that the Company is authorized to issue remains at 20,000,000 shares.

14.	RESTATEMENT

As a result of a change in its tax status during the quarter ended September 30, 2008, the Company determined that it had incorrectly calculated its deferred tax position as of September 30, 2008 and its provision for income taxes for the three and nine months ended September 30, 2008.  The impact of this correction was to increase deferred tax assets by $524,466 and reduce income tax expense by an offsetting amount.  Additionally, the Company has determined that distributions made to its members and shareholders totaling $452,000 and $553,116 for the nine months ended September 30, 2008 and 2007, respectively, were incorrectly classified as investing activities rather than financing activities. The Company also revised its calculation of shares outstanding at December 31, 2007 and 2006 from 19,578,853 to 21,159,451 as a result of its determination that only 1,800,000 shares of common stock should be treated as being issued in conjunction with the reverse merger as opposed to the 3,380,598 shares previously disclosed.  As a result of this change, and the correction of a clerical error in the determination of diluted shares, weighted average shares outstanding for the three and nine month periods ending September 30, 2008 and 2007 were also changed.  Earnings per share for certain periods were also revised as a result of the change. Further, the Company revised the Statement of Shareholders' Equity to present the undistributed retained earnings of Premier Power California, an S-corporation, at the time of the reverse merger, as a constructive dividend from the former S-corporation shareholders. This change resulted in a reduction of retained earnings of $448,685 and a corresponding increase to additional paid in capital.

The impact of these corrections is summarized below:

Shareholder and member distributions:

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
	As Reported	As Restated	As Reported	As Restated
Net cash provided by (used in) investing activities	$(536,354)	$(84,353)	$(600,512)	$(46,884)

Net cash provided by (used in) financing activities	$6,934,841	$6,482,481	$801,802	$248,686

Income taxes and weighted average shares outstanding :

	As of and for the Three Months Ended September 30, 2008		As of and for the Nine Months Ended September 30, 2008
	As Reported	As Restated	As Reported	As Restated
Deferred tax assets (liabilities), net	$(749,402)	$(160,611)	$(749,402)	$(160,611)

Income tax expense (benefit)	$236,027	$(352,762)	$440,362	$(148,428)

Net income (loss)	$(250,839)	$337,951	$23,755	$612,545

Weighted average shares outstanding:
Basic	21,847,743	22,268,639	20,343,460	21,353,243
Diluted	21,847,743	23,067,552	20,343,460	21,802,474

Earnings per share:
Basic	$(0.01)	$0.02	$0.00	$0.03
Diluted	$(0.01)	$0.01	$0.00	$0.03

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
	As Reported	As Restated	As Reported	As Restated
Weighted average shares outstanding:
Basic	19,578,853	21,159,451	19,578,853	21,159,451
Diluted	19,578,853	21,159,451	19,573,853	21,159,451

Earnings per share:
Basic	$0.03	$0.03	$0.06	$0.05
Diluted	$0.03	$0.03	$0.06	$0.05

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Critical Accounting Policies and Estimates

Basis of Presentation. Our financial statements as of and for the period prior to September 9, 2008 reflect the combined financial position, cash flows, and results of operations of (i) Premier Power California; (ii) Bright Future; and (iii) Premier Power Spain, collectively the “Accounting Predecessor,” that were each majority owned by a common shareholder group and have common management and operations. All significant inter-company accounts and transactions were eliminated upon combination.

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

The financial information as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 is unaudited, but in the opinion of our management, contains all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations, and cash flows. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

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

Allowance for Doubtful Accounts.   The Company monitors account balances and follows up with accounts that are past due as defined in the terms of the contract with the customer. To date, the Company’s losses on uncollectible accounts receivable have been immaterial. The Company maintains an allowance for doubtful accounts receivable based on the expected collectability of its accounts receivable. The allowance for doubtful accounts is based on assessments of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, the allowance for doubtful accounts is increased.

Earnings per Share. Earnings per share are computed in accordance with the provisions of SFAS No. 28, “ Earnings Per Share .” Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company’s outstanding convertible preferred shares using the “if-converted method.” Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company’s outstanding convertible preferred shares using the “if-converted” method and dilutive potential common shares. The Company’s dilutive potential common shares consist of warrants.

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

Results of Operations

Comparison of Three Months Ended September 30, 2008 and 2007

Net Sales. For the three months ended September 30, 2008, net sales increased 106% relative to the three months ended September 30, 2007, from $4,486,221 to $9,236,108. The increase in net sales is due primarily to significant growth in both our U.S. and Spain commercial businesses as a result of increased sales efforts in these markets, as well as continued growth in our U.S. residential business as a result of a new Southern California residential office that opened in 2008.

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

Net Income. Net income decreased from $582,522 for the three months ended September 30, 2007 to $337,951 for the three months ended September 30, 2008. The decrease in net income was primarily due to decreasing sales margins in the Company’s commercial business and increased sales and marketing expenses.

Comparison of Nine Months Ended September 30, 2008 and 2007

Net Sales.   For the nine months ended September 30, 2008, net sales increased 105% relative to the nine months ended September 30, 2007, from $13,310,421 to $27,224,925.  The increase in net sales is mainly due to significant growth in both our U.S. and Spain commercial businesses as a result of increased sales efforts in these markets, as well as continued growth in our U.S. residential business as a result of a new Southern California residential office that opened during the nine months ended September 30, 2008.

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

Net Income. Net income decreased from $1,127,547 for the nine months ended September 30, 2007 to $612,545 for the nine months ended September 30, 2008. This was due primarily to decreasing margins on sales and increased sales and marketing expenses.

Liquidity and Capital Resources

Cash Flows

(in thousands)	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Net cash used in operating activities	$(2,215,906)	$(982,368)
Net cash used in investing activities	$(84,353)	$(46,884)
Net cash provided by financing activities	$6,482,841	$248,686
Net increase (decrease) in cash and cash equivalents	$4,168,202	$(776,946)

Net cash used in operating activities was $2,215,906 for the nine months ended September 30, 2008, while net cash used in operating activities was $982,368 for the nine months ended September 30, 2007. The increase in net cash used in operating activities for the nine months ended September 30, 2008 was mainly due to a decrease in net income and increased inventory and receivable levels attributable to the growth in our operations.

Net cash used in investing activities was $84,353 for the nine months ended September 30, 2008 and $46,884 for the nine months ended September 30, 2007. The use of cash was primarily for purchases of property and equipment.

Net cash provided by financing activities was $6,482,841 for the nine months ended September 30, 2008, compared to $248,686 for the nine months ended September 30, 2007. The increase in financing cash flow was primarily attributable to proceeds from the issuance of preferred stock in conjunction with a reverse merger that closed during the nine months ended September 30, 2008 and proceeds from our line of credit.

Material Impact of Known Events on Liquidity

There are no known events that are expected to have a material impact on our short-term or long-term liquidity. We believe that we have enough diversity in the domestic and international markets and diversity in residential and commercial segments to minimize any risk of tightening credit markets having a material impact on our liquidity.

Capital Resources

Historically, we have financed our operations primarily through cash flows from operations and borrowings, and, on September 10, 2008, we received net proceeds of $5,712,128 from a private placement financing transaction. We also have a credit line that is utilized solely for working capital and capital expenditures.  This credit line expires in February 2009, but we plan to renew it with the lender or replace it with a credit line with a new lender. Additionally, as the credit markets tighten, we continue to strengthen our balance sheet, allowing us to continue to receive favorable credit terms as needed.  Thus, we believe that our current cash and cash equivalents, anticipated cash flow from operations, net proceeds from the private placement financing, and line of credit will be sufficient to meet our anticipated cash needs in the ordinary course of business, including our cash needs for working capital and capital expenditures for at least the next 12 months. The proceeds from the private placement financing will be used for general working capital purposes (including funding the purchase of additional inventory and advertising and marketing expenses) and for acquisitions we may decide to pursue.

Other than our lines of credit with banks, we currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations.

Contractual Obligations and Off-Balance Sheet Arrangements

Line of Credit

In February 2007, Premier Power California entered into an agreement with Guaranty Bank for a $2,000,000 line of credit, maturing in February 2008. The line of credit was secured by our assets and a personal guaranty by our Chief Executive Officer and his wife. Actual amounts available under the line of credit each month are dependent on the balance of accounts receivable and inventory. The line of credit bears interest at the prime rate plus 1%. At September 30, 2008, the interest rate was 6%. The line of credit was renewed in February 2008 with a borrowing limit of $3,000,000, maturing on February 26, 2009. As of January 30, 2009, there were no amounts outstanding under the Company’s agreement with Guaranty Bank.

The line of credit includes certain financial covenants. At August 30, 2008, Premier Power California was in violation of a minimum net worth covenant. The Bank waived the covenant violation through September 30, 2008, at which time Premier Power California was in compliance of the covenant.

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

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations:
Bank Indebtedness	$1,250,000	$1,250,000	$-	$-	$-
Other Indebtedness	253,626	66,720	156,438	29,700	768
Operating Leases	261,134	19,131	144,414	75,557	22,032
Totals:	$1,764,760	$1,335,851	$300,852	$105,257	$22,800

Off-Balance Sheet Arrangements

At September 30, 2008, we did not have any transactions, obligations, or relationships that are considered off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosures.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

For the year ended December 31, 2007, our independent auditors identified material weaknesses in our internal control over financial reporting involving revenue recognition and segregation of duties.

To remediate the material weaknesses, we have implemented the following processes:

•
Revenue Recognition – As part of our transition in focus from residential to commercial projects, our auditors noted that we needed to revise our revenue recognition processes and procedures to include job specific cost estimates, allocation of allowable indirect costs to projects and the development of project monitoring and reporting processes.  We have put in place controls for appropriate review with our operations and accounting departments to ensure proper revenue recognition consisting of monthly “installed module count reports,” monthly review with the operations department on program budgets, amount spent to date, and amount left to spend on jobs.  Additionally, we hold monthly reviews with our sales and operations department on revenue and cost of goods sold recognition for each project, and we hold weekly reviews of purchase orders to ensure project budgets have accurate reporting on budget, actual, and accrued costs.

•
Segregation of Duties – Our auditors recommended that we review the processes and procedures of the accounting department and re-allocate selected processes to increase segregation of duties. We implemented a multi-step approval system within our accounts payable department for cash disbursements, and our monthly bank reconciliations are reviewed and approved by our Chief Financial Officer.

Our independent auditors also noted a significant deficiency relating to procedures over the preparation and approval of journal entries in our internal control over financial reporting.  To remediate the significant deficiency relating to journal entries, we plan to implement a formal process for preparing and controlling journal entries to prevent processing erroneous or unauthorized entries by taking the following specific steps:

•	Restricting preparation of monthly journal entries to certain authorized personnel.

•	Implementing a system of sequential numbering and numeric accounting of each journal entry.

•	Implementing a system of attaching supporting documentation to each journal entry.

•	Implementing a system of independent review of each journal entry.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2008, we made the following change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended), which change has materially affected or is reasonably likely to materially affect our internal control over financial reporting, in connection with continued remediation of the material weaknesses and significant deficiency we disclose above:

•
Revenue Recognition – As part of our transition in focus from residential to commercial projects, we put in place controls for appropriate review with our operations and accounting departments to ensure proper revenue recognition consisting of monthly “installed module count reports,” monthly review with the operations department on program budgets, amount spent to date, and amount left to spend on jobs.  Additionally, we now hold monthly reviews with our sales and operations department on revenue and cost of goods sold recognition for each project, and we now hold weekly reviews of purchase orders to ensure project budgets have timely reporting on budget, actual, and accrued costs.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings, and we are not aware of any material legal proceedings pending or threatened against us.  We are also not aware of any material legal proceedings involving any of our directors, officers, or affiliates or any owner of record or beneficially of more than 5% of any class of our voting securities.

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

Risks Relating to Our Business

We have a short operating history as a public company, and the limited operating history of some of our subsidiaries makes it difficult to evaluate our future prospects and results of operations.

Our current management has limited experience in operating a public company, and we may need to hire additional management personnel and outside assistance from legal, accounting, and other professionals to assist us with complying with additional SEC reporting requirements and compliance under the Sarbanes-Oxley Act of 2002 not previously required of us as a private company prior to the Share Exchange that could be more costly than planned.  Further, the limited operating history of Bright Future and Premier Power Spain makes it difficult to evaluate our business. In the event that we are not able to manage our growth and operate as a public company due to our limited experience, our business may suffer uncertainty and failures, which makes it difficult to evaluate our business.

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

Various licenses and permits are required to operate our business, and the loss of or failure to renew any or all of these licenses and permits could prevent us from either completing current projects or obtaining future projects, and, thus, materially adversely affect our business.

We hold electrical contractor licenses in all states in which we operate, including C10, C2, and C46. Also, we are certified by the North America Board of Certified Energy Practitioners (NABCEP). The loss of any such licenses or certifications, or the loss of any key personnel who hold such licenses or certifications, would materially adversely affect our business because it could prevent us from obtaining and/or completing solar integration projects in states where we or our personnel lose such licenses or certifications or are in non-compliance with state licensing or certification requirements.

We are highly dependent on senior management and key sales and technical personnel.  The loss and inability to replace any such persons could have a material adverse effect on our business and operations.

We are highly dependent on our senior management to manage our business and operations and our key managerial, financial, sales, design, engineering, technical and other personnel for the sale, development and installation of our solar power systems. In particular, we rely substantially on Dean R. Marks, our President and Chief Executive Officer, and Miguel de Anquin, our Chief Operating Officer, and Corporate Secretary, to manage our operations. Although we have entered into employment agreements with and obtained key-man life insurance policies for our benefit on the lives of Messrs. Marks and de Anquin, we cannot assure their continued services to the Company. The loss of either one of them, or any other member of our senior management, would have a material adverse effect on our business and operations. Competition for senior management and sales and technical personnel is intense, and the pool of suitable candidates is limited. We may be unable to locate a suitable replacement for any member of our senior management or key sales and technical personnel that we lose. In addition, if any member of our senior management or key sales and technical personnel joins a competitor or forms a competing company, they may compete with us for customers, business partners and other key professionals and staff members of our company.   Although each of our senior management and key sales and technical personnel has signed a confidentiality and non-competition agreement in connection with his employment with us, we cannot provide assurances that we will be able to successfully enforce these provisions in the event of a dispute between us and any member of our senior management or key research and development personnel.

If we are unable to attract, train and retain highly qualified personnel,   the quality of our services may decline, and we may not meet our business and financial goals.

We compete for qualified personnel with other solar integration companies. Intense competition for these personnel could cause our compensation costs to increase significantly, which, in turn, could have a material adverse effect on our results of operations. Our future success and ability to grow our business will depend in part on the continued service of these individuals and our ability to identify, hire and retain additional qualified personnel. If we are unable to attract and retain qualified employees, we may be unable to meet our business and financial goals, which will require the retention of these qualified employees to work on our future solar integration projects as we expand our business.

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

We may need to obtain additional debt or equity financing to fund future capital expenditures and to meet working capital requirements, which may be obtained on terms that are unfavorable to the Company and/or our stockholders.

Additional equity may result in dilution to the holders of our outstanding shares of capital stock. Additional debt financing may include conditions that would restrict our freedom to operate our business, such as conditions that:

•	limit our ability to pay dividends or require us to seek consent for the payment of dividends;

•	increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund capital expenditures, working capital and other general corporate purposes; and

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry.

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

As part of our business strategy, we may seek to expand by acquiring competing businesses or customer contracts outside of our current geographic markets, or we may open offices in the geographical markets we desire to operate within. We may face challenges in managing expanding product and service offerings and in integrating acquired businesses with our own. We cannot accurately predict the timing, size and success of our expansion efforts and the associated capital commitments that might be required. We expect to face competition for expansion candidates, which may limit the number of expansion opportunities available to us and may lead to higher expansion costs. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses and contracts or successfully integrate acquired businesses and contracts, if any, into our company, without substantial costs, delays or other operational or financial difficulties. In addition, expansion efforts involve a number of other risks, including:

•	failure of the expansion efforts to achieve expected results;

•	diversion of management’s attention and resources to expansion efforts;

•	failure to retain key customers or personnel of the acquired businesses; and

•	risks associated with unanticipated events, liabilities or contingencies.

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

Our obligations under our current loan and security agreement with Guaranty Bank are secured by all of our assets. If we default under the credit facility, we could be required to repay all of our borrowings thereunder. In addition, Guaranty Bank could foreclose its security interest and liquidate some or all of our assets, which could cause us to curtail or cease operations.  As of January 30, 2009, there were no amounts outstanding under our agreement with Guaranty Bank.

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

Our operating results may fluctuate from period to period, and if we fail to meet market expectations for a particular period, our stock price may decline.

Our operating results have fluctuated from period to period and are likely to continue to fluctuate as a result of a wide range of factors, including sales demands, electricity rate changes, changes in incentives and technological improvements. Our production and sales are generally lower in the winter due to weather conditions and holiday activities. Interim reports may not be indicative of our performance for the year or our future performance, and period-to-period comparisons may not be meaningful due to a number of reasons beyond our control. We cannot provide assurances that our operating results will meet the expectations of market analysts or our investors. If we fail to meet their expectations, there may be a decline in our stock price.

Because the solar integration industry is highly competitive and has low barriers to entry, we may lose market share to larger companies that are better equipped to   weather deterioration in market conditions due to increased competition.

Our industry is highly competitive and fragmented, is subject to rapid change and has low barriers to entry. We may in the future compete for potential customers with solar system installers and servicers, electricians, roofers, utilities and other providers of solar power equipment or electric power. Some of these competitors may have significantly greater financial, technical and marketing resources and greater name recognition than we have. We believe that our ability to compete depends in part on a number of factors outside of our control, including:

•	the ability of our competitors to hire, retain and motivate qualified technical personnel;

•	the ownership by competitors of proprietary tools to customize systems to the needs of a particular customer;

•	the price at which others offer comparable services and equipment;

•	the extent of our competitors’ responsiveness to client needs;

•	risk of local economy decline; and

•	installation technology.

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

We act as the general contractor for our customers in connection with the installation of our solar power systems and are subject to risks associated with construction, bonding, cost overruns, delays and other contingencies, which could have a material adverse effect on our business and results of operations.

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

We are subject to particularly lengthy sales cycles with our commercial and government customers, which may adversely affect our sales and marketing efforts.

Factors specific to certain of our customers’ industries have an impact on our sales cycles. Our commercial and government customers may have longer sales cycles due to the timing of various state and federal requirements. These lengthy and challenging sales cycles may mean that it could take longer before our sales and marketing efforts result in revenue, if at all, and may have adverse effects on our operating results, financial condition, cash flows and stock price.

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

We generally do not have long-term agreements with our solar integration customers and, accordingly, could lose customers without warning.

Our products are generally not sold pursuant to long-term agreements with solar integration customers, but instead are sold on a purchase order basis. We typically contract to perform large projects with no assurance of repeat business from the same customers in the future. Although cancellations on our purchase orders to date have been insignificant, our customers may cancel or reschedule purchase orders with us on relatively short notice. Cancellations or rescheduling of customer orders could result in the delay or loss of anticipated sales without allowing us sufficient time to reduce, or delay the incurrence of, our corresponding inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these or other customers expose us to the risks of inventory shortages or excess inventory. This, in addition to the non-repetition of large systems projects and our failure to obtain new large system projects due to current economic conditions and reduced corporate and individual spending, could cause our revenues to decline, and, in turn, our operating results to suffer.

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

If we receive notice of claims of infringement, misappropriation or misuse of other parties’ proprietary rights, some of these claims could lead to litigation. We cannot provide assurances that we will prevail in these actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, infringement by us of third-party patents and trademarks or the validity of our patent or trademarks, will not be asserted or prosecuted against us. We may also initiate claims to defend our intellectual property rights. Intellectual property litigation, regardless of outcome, is expensive and time-consuming, could divert management’s attention from our business and have a material negative effect on our business, operating results or financial condition. If there is a successful claim of infringement against us, we may be required to pay substantial damages (including treble damages if we were to be found to have willfully infringed a third party’s patent) to the party claiming infringement, develop non-infringing technology, stop selling our products or using technology that contains the allegedly infringing intellectual property or enter into royalty or license agreements that may not be available on acceptable or commercially practical terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. Parties making infringement claims on any future issued patents may be able to obtain an injunction that would prevent us from selling our products or using technology that contains the allegedly infringing intellectual property, which could harm our business.

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

We do not carry business interruption insurance, and any unexpected business interruptions could adversely affect our business.

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

A portion of our revenues is generated by construction contracts, and, thus, a decrease in construction could reduce our construction contract-related sales and, in turn, adversely affect our business.

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

We derive most of our revenue from sales in a limited number of territories, and we will be unable to further expand our business if we are unsuccessful in adding additional geographic sales territories to our oeprations.

We currently derive most of our revenue from sales of our solar integration servcies in California and Spain. This geographic concentration exposes us to growth rates, economic conditions, and other factors that may be specific to those territories to which we would be less subject if we were more geographically diversified. The growth of our business will require us to expand our operations and commence operations in other states, countries, and territories. Any geographic expansion efforts that we undertake may not be successful, which, in turn, would limit our growth opportunities.

We face risks associated with international trade and currency exchange that could have a material impact on our profitability.

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

As part of our business strategy, we plan to expand our operations through strategic acquisitions in our current markets and in new geographic markets. We cannot accurately predict the timing, size and success of our acquisition efforts. Our acquisition strategy involves significant risks, including the following:

•	our ability to identify suitable acquisition candidates at acceptable prices;

•	our ability to successfully complete acquisitions of identified candidates;

•	our ability to compete effectively for available acquisition opportunities;

•	increases in asking prices by acquisition candidates to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria;

•	diversion of management’s attention to expansion efforts;

•	unanticipated costs and contingent liabilities associated with acquisitions;

•	failure of acquired businesses to achieve expected results;

•	our failure to retain key customers or personnel of acquired businesses; and

•	difficulties entering markets in which we have no or limited experience.

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

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reports, which could harm our business and stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We are currently required to provide an assessment of our internal controls over financial reporting. In the future, under Section 404 of the Sarbanes-Oxley Act of 2002, we may be required to evaluate and report on these same controls and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting. We plan to prepare for compliance with Section 404 by strengthening, assessing, and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time-consuming, and requires significant management attention, especially given that we have just initiated efforts to comply with the requirements of Section 404. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If our auditors identify a material weakness in our internal controls, then the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on a national securities exchange, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

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

Many states, including California, Nevada and New Jersey, offer substantial incentives to offset the cost of solar power systems. These incentives can take many forms, including direct rebates, state tax credits, system performance payments and Renewable Energy Credits (“RECs”). Moreover, although the United States Congress recently passed legislation to extend for 8 years a 30% federal tax credit for the installation of solar power systems, there can be no assurance that they will be further extended once they expire. Businesses may also elect to accelerate the depreciation on their system over five years. Spain also offers substantial incentives, including feed-in tariffs. Spain’s Industry Ministry has implemented a capped solar subsidy program for MW installation and reduced tariff levels.  A reduction in or elimination of such incentives could substantially increase the cost to our customers, resulting in significant reductions in demand for our products and services, which may negatively impact our sales.

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

The market for solar power products is emerging and rapidly evolving, and its future success is uncertain. Many factors will influence the widespread adoption of solar power technology and demand for solar power products, including:

•	cost effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;

•	performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;

•	capital expenditures by customers that tend to decrease if the U.S. economy slows; and

•	availability of government subsidies and incentives.

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

Fluctuation in the value of the Euro may have a material adverse effect on an investment in our securities.

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

Effecting service of legal process, enforcing foreign judgments, or bringing original actions in Spain based on United States or other foreign laws against us or our management may be difficult.

We conduct a significant amount of our business through our indirect wholly owned subsidiary, Premier Power Spain, which is established in Spain, and a portion of our assets are located in Spain. As a result, it may not be possible to effect service of process in Spain against us or upon our executive officers or directors, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, there is uncertainty that the courts of Spain would enforce judgments of U.S. courts against us or our directors and officers based on the civil liability provisions of the securities laws of the United States or any state, or entertain an original action brought in Spain based upon the securities laws of the United States or any state.  These risks may discourage a potential acquirer from seeking to acquires shares of our common stock, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Risk Relating to Our Securities

Generally, we have not paid any cash dividends, and no cash dividends will be paid in the foreseeable future, which may require our stockholders to generate a cash flow from their investment in our securities through alternative means.

We do not anticipate paying cash dividends on our common stock in the foreseeable future, and we may not have sufficient funds legally available to pay dividends to our stockholders. Even if funds are legally available for distribution, we may nevertheless decide not to or may be unable to pay any dividends. We intend to retain all earnings for our operations. Accordingly, our stockholders may have to sell some or all of their common stock in order to generate cash flow from their investment. Our stockholders may not receive a gain on your investment when they sell their common stock and may lose some or all of the amount of their investment. Any determination to pay dividends in the future on our common stock will be made at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law, capital requirements and other factors that our board of directors deems relevant.

We may need additional capital, and the sale of additional shares or other equity securities could result in dilution to our stockholders.  Additionally, our stockholders may face dilution from exercise of our warrants or conversion of our Series A Convertible Preferred Stock.

We believe that our current cash and cash equivalents, anticipated cash flow from operations, and net proceeds from our September 9, 2008 financing will be sufficient to meet our anticipated cash needs for the near future. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain an increased credit facility. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in further operating and financing covenants that would further restrict our operations. We cannot provide assurances that financing will be available in amounts or on terms acceptable to us, if at all.  Additionally, there are outstanding warrants and shares of our Series A Convertible Preferred Stock issued by us, the exercise or conversion, respectively, of which may also dilute our stockholders.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase our stockhodlers’ transaction costs to sell those shares.

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

Our common stock is thinly traded, and an active public market for our common stock may not develop or be sustained.

Although our common stock is quoted on the Over-the-Counter Bulletin Board (“OTC”), we cannot predict the extent to which an active public market for our common stock will develop or be sustained. Our common stock has historically been sporadically or “thinly traded” on the OTC, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or nonexistent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-adverse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on stock price. We cannot provide assurances that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The volatility of the market price of our common stock may render our stockholders unable to sell their shares of our common stock at or near “ask” prices or at all if they need to sell their shares to raise money or otherwise desire to liquidate their shares.

The market price of our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” that could lead to wide fluctuations in our stock price. The price at which our common stock is purchased may not be indicative of the price that will prevail in the trading market. An investor in our common stock may be unable to sell their common stock at or above their purchase price if at all, which may result in substantial losses to such investor.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our stock price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our stock price is attributable to a number of factors. As noted above, our common stock is sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event a large number of our shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its stock price. The following factors also may add to the volatility in the price of our common stock: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes; additions to or departures of our key personnel, as well as other items discussed under this “Risk Factors” section, as well as elsewhere in this prospectus. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain its current market prices, or as to what effect the sale of shares or the availability of shares for sale at any time will have on the prevailing market price.

If we do not meet the listing standards established by Nasdaq, NYSE Alternext US LLC, or other similar markets, our common stock may not become listed for trading on one of those markets, which may restrict the liquidity of shares held by our stockholders.

As soon as reasonably practicable, we intend to apply to list our common stock for trading on a national securities exchange such as the Nasdaq Stock Market (“Nasdaq”) or NYSE Alternext US LLC (the “Alternext”).  The listing of our common stock on a national securities exchange may result in a more active public market for our common stock, resulting in turn in greater liquidity of shares held by our stockholders.  Nasdaq and the Alternext have established certain quantitative criteria and qualitative standards that companies must meet in order to become and remain listed for trading on these markets. We cannot guarantee that we will be able to meet or maintain all necessary requirements for listing; therefore, we cannot guarantee that our common stock will be listed for trading on a national securities exchange.

Volatility in our common stock price may subject us to securities litigation that could result in substantial costs to our business.

The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect our stock price will be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources that otherwise could have been focused on our business operations.

Past activities of our company and affiliates may lead to future liability for our company.

Prior to our acquisition of Premier Power California, we were a thirty-party logistics provider for supply chain management, a business unrelated to our current operations. Any liabilities relating to such prior business against which we are not completely indemnified will be borne by us and may result in substantial costs to the Company and could divert management’s attention and resources that otherwise could have been focused on our business operations.

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

Our principal stockholders are two members of our management.  As these principal stockholders substantially control our corporate actions, our other stockholders may face difficulty in exerting any influence over matters not supported by these two members of management.

Our principal stockholders include Dean R. Marks, who is our Chairman of the Board, President, and Chief Executive Officer, and Miguel de Anquin, who is our Chief Operating Officer and Corporate Secretary and a member of our Board. Messrs. Marks and de Anquin own approximately 69.1% of our outstanding shares of common stock. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors, amending our certificate of incorporation or bylaws, and approving mergers or other business combinations or transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our board of directors will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by these principal stockholders and their affiliated entities. There can be no assurance that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of our company. The stock ownership of our principal stockholders and their affiliated entities may discourage a potential acquirer from seeking to acquire shares of our common stock, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

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

Contractual limitations that restrict conversion or exercise of securities held by Vision Opportunity Master Fund may not necessarily prevent substantial dilution of the voting power and value of an investment in our securities.

The contractual limitations that restrict conversion and exercise of shares of Series A Convertible Preferred Stock (“Series A Stock”) and Series A and Series B Warrants (collectively, the “Warrants”) held by Vision Opportunity Master Fund (“Vision”) for shares of our common stock are limited in their application and effect and may not prevent substantial dilution of our existing stockholders. Pursuant to the terms of such securities, Vision may not convert the Series A Stock or exercise the Warrants to the extent that such conversion or exercise would cause Vision’s beneficial ownership, together with its affiliates, to exceed 9.99% of the number of shares of our outstanding common stock immediately after giving effect to the issuance of shares of common stock as a result of a conversion or exercise.  Vision, may, however waive this limitation upon 61 days’ notice to the Company.   In addition, this 9.99% limitation does not prevent Vision from converting the Series A Stock into, or exercising the Warrant for, shares of our common stock and then reselling those shares in stages over time where Vision and its affiliates do not, at any given time, beneficially own shares in excess of the 9.99% limitation.  Consequently, this limitation will not necessarily prevent substantial dilution of the voting power and value of an investment in our securities.

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

ITEM 5.	OTHER INFORMATION

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1	Share Exchange Agreement by and among the Company, its majority stockholder, Premier Power Renewable Energy, Inc., and its stockholders, dated September 9, 2008 (3)

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment of the Certificate of Incorporation, filed August 19, 2008 with the Secretary of State of the State of Delaware (2)

3.4	Certificate of Amendment of the Certificate of Incorporation, filed August 29, 2008 and effective September 5, 2008 with the Secretary of State of the State of Delaware (3)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed September 10, 2008 with the Secretary of State of the State of Delaware (3)

3.6	Amendment to Certificate of Incorporation, filed November 24, 2008 with the Secretary of State of Delaware (4)

3.7	Amendment to Bylaws (5)

10.1	Employment Agreement between Premier Power Renewable Energy, Inc. and Dean R. Marks, dated August 22, 2008 (3)

10.2	Employment Agreement between Premier Power Renewable Energy, Inc. and Miguel de Anquin, dated August 22, 2008 (3)

10.3	Form of Securities Purchase Agreement (3)

10.4	Form of Registration Rights Agreement (3)

10.5	Form of Series A Common Stock Purchase Warrant (3)

10.6	Form of Series B Common Stock Purchase Warrant (3)

10.7	Form of Lock-up Agreement (3)

10.8	Purchase and Sale Agreement between Harry’s Trucking, Inc. and Haris Tajyar and Omar Tajyar, dated September 9, 2008 (3)

10.9	Guaranty of Payment by the Company in favor of Guaranty Bank, dated September 9, 2008 (3)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

* Filed herewith.

(1)	Filed on February 13, 2007 as an exhibit to our Registration Statement on Form SB-2/A, and incorporated herein by reference.

(2)	Filed on August 29, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(3)	Filed on September 11, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(4)	Filed on November 26, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(5)	Filed on January 16, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER POWER RENEWABLE ENERGY, INC.
(Registrant)

Date: February 5, 2009	By:	/s/ Dean Marks
Dean Marks
Chief Executive Officer and President
Date: February 5, 2009	By:	/s/ Teresa Kelley
Teresa Kelley
Chief Financial Officer