Form 10-K
period 2008-12-31
Premier Power Renewable Energy, Inc.
filed 2009-03-31
CIK 1388686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-140637

PREMIER POWER RENEWABLE ENERGY, INC.
(Name of small business issuer in its charter)

Delaware	13-4343369
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4961 Windplay Drive, Suite 100
El Dorado Hills, CA 95762
 (Address of principle executive offices)

(916) 939-0400
 (Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  The registrant’s common stock had no active trading market until after its most recently completed second fiscal quarter.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes  ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date:  26,048,750 shares of common stock as of March 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K contains forward-looking statements.  Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements that involve assumptions and describe our future plans, strategies, and expectations are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this annual report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this annual report generally.  This annual report may contain market data related to our business that may have been included in articles published by independent industry sources.  Although we believe these sources are reliable, we have not independently verified this market data.  This market data includes projections that are based on a number of assumptions.  If any one or more of these assumptions turns out to be incorrect, actual results may differ materially from the projections based on these assumptions.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will in fact occur.  In addition to the information expressly required to be included in this annual report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this annual report as well as other public reports that may be filed with the United States Securities and Exchange Commission.  You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments.  We are not obligated to update or revise any forward-looking statement contained in this annual report to reflect new events or circumstances, unless and to the extent required by applicable law.  Neither the Private Securities Litigation Reform Act of 1995 nor Section 27A of the Securities Act of 1933, as amended, provides any protection for statements made in this annual report.

When used in this annual report, the terms the "Company," "Premier Power," "we," "us," "our," and similar terms refer to Premier Power Renewable Energy, Inc., a Delaware corporation, and our subsidiaries.

PART I

ITEM 1.	BUSINESS

Overview

We are a developer, designer, and integrator of solar energy solutions for residential, commercial, and industrial customers in North America and Spain through our wholly owned subsidiary Premier Power Renewable Energy, Inc., a California corporation (“Premier Power California”), and Premier Power California’s two wholly owned subsidiaries, Bright Future Technologies, LLC, a Nevada limited liability company (“Bright Future”) and Premier Power Sociedad Limitada, a limited liability company formed in Spain (“Premier Power Spain”). We use solar components from the industry’s leading suppliers and manufacturers such as General Electric (“GE”), Sharp, Fronius, Wattsun, SMA, Satcon, Xantrex, Schuco and SunPower Corporation. Our clients have included utility companies such as Pacific Gas and Electric and Sierra Pacific Power Company, home builders such as KB Homes, and numerous agricultural clients such as leading wineries in Napa Valley, California.

Corporate History

We were originally incorporated as “Harry’s Trucking, Inc.” in Delaware on August 31, 2006 and had business operations as a third-party logistics provider for supply chain management through a wholly owned subsidiary, “Harry’s Trucking, LLC,” which was formed on April 2, 2004 as a limited liability company in California. In connection with the closing of the share exchange transaction discussed more fully below, we sold 100% of our interest in Harry’s Trucking, LLC to Haris Tajyar and Omar Tajyar. Effective September 5, 2008, we changed our name to “Premier Power Renewable Energy, Inc.” On September 9, 2008, we consummated a share exchange transaction discussed more fully below, and, as a result, we now operate through our subsidiaries as a developer, designer, and integrator of solar energy solutions.

Share Exchange

On September 9, 2008 (the “Closing Date”), we closed a share exchange transaction (the “Closing”) under a Share Exchange Agreement (the “Exchange Agreement”) entered into by and among the Company, our majority stockholder, Premier Power California, and the stockholders of Premier Power California, consisting of four individuals and one entity, who, immediately prior to the Closing, collectively held 100% of Premier Power California’s issued and outstanding share capital (the “PPG Owners”). Hereinafter, this share exchange transaction is described as the “Share Exchange.” We completed the acquisition of all of the equity interests of Premier Power California held by the PPG Owners through the issuance of 24,218,750 shares of our common stock, par value $0.0001 per share (“Common Stock”) to the PPG Owners. Immediately prior to the Exchange Agreement transaction and taking into account the cancellation of 25,448,000 shares of our common stock held by Vision Opportunity Master Fund, Ltd. (“Vision”) concurrent with the Closing, we had 1,800,000 shares of common stock issued and outstanding. Immediately after the issuance of the shares to the PPG Owners, we had 26,018,750 shares of common stock issued and outstanding.

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

Principal Products and Services

Premier Power California’s main business is the installation of solar energy systems and all related components for use by residential homeowners, commercial and industrial enterprises, municipalities, and other solar energy providers.

We also provide after-market maintenance services for solar energy systems such as cleaning, and we design the manner in which solar energy systems are installed.  About 5% of the racking and installation systems for the solar energy systems we install are manufactured by the Company, and about 95% are manufactured by our solar module suppliers.

In addition, we are a reseller of solar energy system components including, but not limited to, racking, wiring, inverters, solar modules, and other related components sourced from the industry’s leading manufactures and suppliers. We have also offered direct power purchase agreement programs through our relationships with Samsung and GE.

Market and Industry Overview

According to the Energy Information Administration (“EIA”), a section of the United States Department of Energy, energy markets are seeing dramatic use demands and price increases. In fact the EIA’s outlook in 2008 was that global energy consumption would increase by 50% from 2005 to 2030. Electric power used to operate businesses and industries provides the power needed for homes and offices and provides the power for our communications, entertainment, transportation, and medical needs. On the residential side, growth in population and homeowners’ desires to utilize solar as an alternative source of energy have increased demand over time. Population shifts to warmer regions have also increased the need for cooling. Electricity is now more commonly used for local transportation (electric vehicles) and space/water heating needs.

Due to continuously increasing energy demands, we believe the electric power industry faces the following challenges:

•
Limited Fossil Fuel Supplies and Cost Pressures. Supplies of fossil fuels that are used to generate electricity such as oil, coal and natural gas are limited, and yet worldwide demand for electricity continues to increase. The increasing demand for electricity and a finite supply of fossil fuels may result in increased fossil fuel prices, which, in turn, will likely result in a continuation of increases in long-term average costs for electricity.

•
Stability of Suppliers. Many of the world’s leading suppliers of fossil fuels are located in unstable regions of the world where political instability, labor unrest, war and terrorist threats may disrupt oil and natural gas production. Purchasing oil and natural gas from these countries may increase the risk of supply shortages and may increase costs of fossil fuels.

•
Generation, Transmission and Distribution Infrastructure Costs. Historically, electricity has been generated in centralized power plants transmitted over high voltage lines and distributed locally through lower voltage transmission lines and transformer equipment. Despite the increasing demand for electricity, investment in electricity generation, transmission and distribution infrastructure have not kept pace, resulting in service disruptions in the U.S. As electricity demands increase, these systems will need to be expanded, and such expansion will be capital intensive and time consuming, and may be restricted by environmental concerns. Without further investments in this infrastructure, the likelihood of power shortages may increase.

•
Environmental Concerns and Climate Change. Concerns about climate change and greenhouse gas emissions have resulted in the Kyoto Protocol. 137 countries have voluntarily ratified the Kyoto Protocol and are required to reduce greenhouse gas emissions to target levels. The U.S. has the Renewable Portfolio Standard, which requires the purchase of a certain amount of power from renewable sources.

The demand for viable alternate sources of fuel for electric power generation in order to address the increasing demand for electricity coupled with government regulations and incentive programs in countries such as Germany, Japan, Spain, and the U.S. that encourage more rapid development of, and the adoption by businesses and individuals of, solar energy power systems have accelerated the growth of the solar energy industry.

We believe that solar energy is one of the most direct and unlimited alternate energy sources. Our beliefs have been supported by various studies, including a study titled "Review of Solutions to Global Warming, Air Pollution, and Energy Security" by Mark Z. Jacobson, a professor of civil and environment engineering at Stanford University, published in “Energy & Environment Science,” that found solar energy to be a top alternative energy solution. Solar energy is the underlying energy source for renewable fuel sources, including biomass fuels and hydroelectric energy. By extracting energy directly from the sun and converting it into an immediately usable form, either as heat or electricity, intermediate steps normally involved in converting fuel to electric power are eliminated. Solar energy can be converted into usable forms of energy either through the photovoltaic effect (generating electricity from photons) or by generating heat (solar thermal energy). Solar thermal systems include traditional domestic hot water collectors (“DHW”), swimming pool collectors, and high temperature thermal collectors (used to generate electricity in central generating systems). DHW thermal systems are typically distributed on rooftops to generate heat for the building on which they are situated. High temperature thermal collectors typically use concentrating mirror systems and are located in remote sites.

The Utility Solar Assessment (USA) Study, produced by clean-tech research and publishing firm Clean Edge and green-economy nonprofit Co-op America, provides a comprehensive roadmap for utilities, solar companies, and regulators to enable solar to reach 10% of all U.S. electricity generation by 2025.  The USA Study found that solar power offers a variety of advantages over other sources of power, including an absence of the need for fossil fuel, environmental cleanliness, location-based energy production, greater efficiency during peak demand periods, high reliability, and modularity:

•	Clean Energy Production. Unlike traditional fossil fuel energy sources and many other renewable energy sources, solar power systems generate electricity with no emissions or noise impact.

•
Location-Based Energy Production.  Solar power is a distributed energy source, meaning the electricity can be generated at the site of consumption. This provides a significant advantage to the end user who is therefore not reliant upon the traditional electricity infrastructure for delivery of electricity to the site of use.

•
Energy Generated to Match Peak Usage Times.  Peak energy usage and high electricity costs typically occur mid-day, which also generally corresponds to peak sunlight hours and solar power electricity generation.

•
Reliable Source of Electricity. Solar power systems generally do not contain moving parts, nor do they require significant ongoing maintenance. As a result, we believe solar power systems are one of the most reliable forms of electricity generation.

•
Modular. Solar power systems are made from interconnecting and laminating solar cells into solar modules. Given this method of construction, solar power products can be deployed in many different sizes and configurations to meet specific customer needs.

Competition

Major Domestic Competitors

Premier Power California is active in the North American and international markets and has a very limited number of direct competitors that are concurrently active in both of those markets. SunPower Corporation is one such competitor. Further, in the U.S., the solar design and integration market is highly fragmented, and we face direct competition in these markets from a number of smaller local installers within many U.S. cities. In certain U.S. cities and regions such as Los Angeles, the San Francisco Bay Area, and California’s Central Valley, Premier Power California experiences intermittent competition from regional installers such as Borrego Solar, Akeena Solar, SPG, and Solar City. Based on Premier Power California’s geographic diversification, buying power and unique installation methods, the effects of any one installer on Premier Power California are limited but growing. In particular, among the commercial grade opportunities, there are only a few companies with the level of experience Premier Power California possesses. Only a few competitors qualify under larger scale “Request for Proposal” (“RFP”) projects, and therefore the pool of competitors on many mid-size commercial installations is limited. There are a greater number of competitors in the small business and residential markets. Premier Power California seeks to distinguish itself from the competition by marketing its depth of experience, complex engineering and design capabilities, customer satisfaction and its “on-time” and “on-budget” installations.

Major Spanish Competitors

In the Spanish market, Premier Power Spain faces competition from Acciona and Tudela Solar, among other companies. However, most of the competition in Spain results from companies being accustomed to building large-scale solar farms, which have proliferated commensurate with the national feed-in tariffs. Premier Power Spain’s business is unique because it is not dependent on the large-scale solar farm subsidies or feeding tariffs, and sets itself apart from the large scale solar farm developers. Large-scale farm developers are experienced at engineering ground mount systems in abundant and open space and replicating redundant tasks related to a large-scale installation. Premier Power Spain is focused on the smaller commercial roof top installation, which has greater design and installation challenges, and has developed and secured exclusivity on various components of its ballast mount roof system that reduces the cost and time to complete installations.

Principal Suppliers

The components used in our solar energy systems consist of solar modules, inverters, racking, wire, hardware, monitoring equipment, and electrical equipment. Premier Power California and Premier Power Spain purchases these components from leading solar energy product suppliers including Sharp, SunPower Corporation, GE, Schüco USA, L.P. (“Schüco”), Kyocera, Fronius, SMA, and Watsun. In particular, Sharp, SunPower Corporation, and GE account for over 80% of our purchases of solar panels.

Premier Power California constantly evaluates the outlook for supply of solar panels and other components. However, we currently do not maintain any long-term supply agreements for the purchase of these components, and thus we may be subject to the availability of and/or market price fluctuations for the components used in our solar energy systems.

Customers

In 2008, our largest customers were Solar Power Partners, which represented 18% of our total sales, and Sutter Home and Otis, each representing 12% of our total sales.    For the year ended December 31, 2008, 84% of our revenue was derived from sales to commercial and industrial customers, and 16% of our revenue was derived from sales to residential customers.  One customer accounted for 16% of the Company’s revenues in 2007.  For the fiscal year ended December 31, 2007, 57% of our revenue was derived from sales to commercial and industrial customers and 43% of our revenue was derived from sales to residential customers.

In addition to our residential customers, our commercial and industrial customers have included PG&E, Sierra Pacific Power Company, AT&T, Princeton University, Millennium Sports Club, KB Homes, and General Electric. Our agricultural customers have included Shafer Vineyards, Silverado Vineyards, Chateau Montelena, St. Supery, Spottswoode, Larkmead Vineyards, Madroña Vineyards, Redwood Ranch & Vineyards, Nicol Vineyards, L’Aventure Vineyards, Saxum Vineyards, Sierra Vista Vineyards, Domain de la Terre Rouge (Easton) Vineyards, Chateau Chapellet, and KT Winco.

Intellectual Properties and Licenses

Premier Power California has applied with the U.S. Patent and Trademark Office for trademark protection for the brand names “Premier Power” and “Bright Futures” and its sales slogan, “Your Solar Electricity Specialist.”  Applications for these trademarks are currently pending.

Government Approval and Regulation

All products resold by Premier Power California are guaranteed by the manufacturer to have passed all required government approval and regulation requirements.  Some of the electrical services provided by Premier Power California are regulated and require licensing.  The installations of electrical components that are connected to the electric meter require a C10 license in California and C2 license in Nevada.  The installation of solar systems in California requires a C46 license.  As we expand our installations operation into other states, we may need to obtain additional licenses required by the local building authorities.  Some states accept a C10 license from California.  Premier Power California possesses and maintains all the necessary licenses required for the services it provides.  Premier Power California employees hold some of the highest levels of licensing and certifications available in the industry, and some employees are certified by the North America Board of Certified Energy Practitioners (NABCEP).

Compliance with Environmental Laws

Premier Power California is not required to comply with any environmental laws that are particular to the solar industry. However, it is our policy to be as environmentally conscientious in every aspect of our operations.

Research and Development

Premier Power California employs best practices in its design and installation of systems. Dean R. Marks, our President and Chief Executive Officer, first become a member of the California Solar Energy Industry Association (CALSEIA) in 1984, and his experience has been key in the development of many innovative solar solutions. Premier Power California leveraged its research and development capability to help GE develop its popular solar tile. Any technology and/or procedures that are developed are based on the decades of experience in solar installations held by the persons behind the development and in-house expertise in electrical and structural engineering. Premier Power California’s lead engineer, Ken Baker, has been an electric engineer for over 30 years, including 10 years of experience in renewable energy. The research and development team at Premier Power California constantly looks for new and innovative ways to address space constraints, time and cost saving designs that will increase efficiencies and drive added revenue.

Employees

As of March 31, 2009, we had approximately 85 employees, all of which are full-time employees.

Principal Executive Offices

Our principal executive office is located at 4961 Windplay Drive, Suite 100, El Dorado Hills, California 95762, and our telephone number is (916) 939-0400.

ITEM 1A.	RISK FACTORS

The statements contained in or incorporated into this report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements.  If any of the following risks actually occurs, our business, financial condition, or results of operations could be harmed.

Risks Relating to Our Business

We have a short operating history as a public company, and the limited operating history of some of our subsidiaries makes it difficult to evaluate our future prospects and results of operations.

Our current management has limited experience in operating a public company, and we may need to hire additional management personnel and outside assistance from legal, accounting and other professionals to assist us with complying with additional SEC reporting requirements and compliance under the Sarbanes-Oxley Act of 2002 not previously required of us as a private company prior to the Share Exchange that could be more costly than planned.  Further, the limited operating history of Bright Future and Premier Power Spain makes it difficult to evaluate our business. In the event that we are not able to manage our growth and operate as a public company due to our limited experience, our business may suffer uncertainty and failures, which makes it difficult to evaluate our business.

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

If we are unable to attract, train, and retain highly qualified personnel, the quality of our services may decline, and we may not meet our business and financial goals.

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

Our obligations under our current loan and security agreement with Guaranty Bank are secured by all of Premier Power California’s assets. If we default under the credit facility, we could be required to repay all of our borrowings thereunder. In addition, Guaranty Bank could foreclose its security interest and liquidate some or all of our assets, which could cause us to curtail or cease operations.  As of March 31, 2009, there were no amounts outstanding under our agreement with Guaranty Bank.

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

We act as the general contractor for our customers in connection with the installation of our solar power systems and are subject to risks associated with construction, bonding, cost overruns, delays, and other contingencies, which could have a material adverse effect on our business and results of operations.

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

Factors specific to certain of our customers’ industries have an impact on our sales cycles. Our commercial and government customers may have longer sales cycles due to the timing of various state and federal requirements. These lengthy and challenging sales cycles may mean that it could take longer before our sales and marketing efforts result in revenue, if at all, and may have adverse effects on our operating results, financial condition, cash flows, and stock price.

Our failure to meet a customer’s expectations in the performance of our services, and the risks and liabilities associated with placing our employees and technicians in our customers’ homes and businesses, could give rise to claims against us.

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

We believe our brand has gained substantial recognition by customers in certain geographic areas. We have applied for trademark protection for the brand names “Premier Power” and “Bright Futures” and our sales slogan “Your Solar Electricity Specialist.” Use of our name or a similar name by competitors in geographic areas in which we have not yet operated could adversely affect our ability to use or gain protection for our brand in those markets, which could weaken our brand and harm our business and competitive position. In addition, any litigation relating to protecting our trademark against infringement is likely to be time consuming and costly.

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

Our operations are vulnerable to interruption by earthquake, fire, power failure and power shortages, hardware and software failure, floods, computer viruses and other events beyond our control. In addition, we do not carry business interruption insurance to compensate us for losses that may occur as a result of these kinds of events, and any such losses or damages incurred by us could disrupt our solar integration projects and other Company operations without reimbursement.

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

A portion of our revenues is generated by construction contracts, and, thus, a decrease in construction could reduce our construction contract-related sales and, in turn, adversely affect our revenues.

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

We derive most of our revenue from sales in a limited number of territories, and we will be unable to further expand our business if we are unsuccessful in adding additional geographic sales territories to our operations.

We currently derive most of our revenue from sales of our solar integration services in California and Spain. This geographic concentration exposes us to growth rates, economic conditions, and other factors that may be specific to those territories to which we would be less subject if we were more geographically diversified. The growth of our business will require us to expand our operations and commence operations in other states, countries, and territories. Any geographic expansion efforts that we undertake may not be successful, which, in turn, would limit our growth opportunities.

We face risks associated with international trade and currency exchange that could have a material impact on our profitability.

We transact business in the U.S. dollar and the Euro. Changes in exchange rates would affect the value of deposits of currencies we hold. We do not currently hedge against exposure to currencies. We cannot predict with certainty future exchange rates and their impact on our operating results. Movements in the exchange rate between the U.S. dollar and the Euro could have a material impact on our profitability.

Our success may depend in part on our ability to make successful acquisitions.

As part of our business strategy, we plan to expand our operations through strategic acquisitions in our current markets and in new geographic markets. We cannot accurately predict the timing, size, and success of our acquisition efforts. Our acquisition strategy involves significant risks, including the following:

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

These risks, as well as other circumstances that often accompany expansion through acquisitions, could inhibit our growth and negatively impact our operating results. In addition, the size, timing, and success of any future acquisitions may cause substantial fluctuations in our operating results from quarter to quarter. Consequently, our operating results for any quarter may not be indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year. These fluctuations could adversely affect the market price of our common stock.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We are currently required to provide an assessment of our internal controls over financial reporting. Beginning with the annual report for our fiscal year ended December 31, 2009, under Section 404 of the Sarbanes-Oxley Act of 2002, our independent registered public accounting firm must provide an annual attestation report on our internal control over financial reporting. The process of strengthening our internal controls and complying with Section 404 is expensive and time-consuming, and requires significant management attention, especially given that we have just initiated efforts to comply with the requirements of Section 404. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. The disclosure of any material weaknesses in our internal controls that are identified by our auditors, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on a national securities exchange, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

Costs incurred because we are a public company may affect our profitability.

As a public company, we incur significant legal, accounting and other expenses, and we are subject to the SEC’s rules and regulations relating to public disclosure that generally involve a substantial expenditure of financial resources. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, require changes in corporate governance practices of public companies. We expect that full compliance with these new rules and regulations will significantly increase our legal and financial compliance costs and make some activities more time-consuming and costly, which may negatively impact our financial results. To the extent our earnings suffer as a result of the financial impact of our SEC reporting or compliance costs, our ability to develop an active trading market for our securities could be harmed.

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

It may be time-consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act, when applicable to us. Some members of our management team have limited or no experience operating a company with securities traded or listed on an exchange, or subject to SEC rules and requirements, including SEC reporting practices and requirements that are applicable to a publicly traded company. We may need to recruit, hire, train, and retain additional financial reporting, internal controls, and other personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, when applicable, we may not be able to obtain our independent accountant’s attestation report on our internal controls over financial reporting required by the Sarbanes-Oxley Act.

Our business is exposed to risks associated with the ongoing financial crisis and weakening global economy, which increases the uncertainty of project financing for commercial solar installations and the risk of non-payment from both commercial and residential customers.

The recent severe tightening of the credit markets, turmoil in the financial markets, and weakening global economy are contributing to slowdowns in the solar industry, which slowdowns may worsen if these economic conditions are prolonged or deteriorate further.  The market for installation of solar power systems depends largely on commercial and consumer capital spending.  Economic uncertainty exacerbates negative trends in these areas of spending, and may cause our customers to push out, cancel, or refrain from placing orders, which may reduce our net sales.  Difficulties in obtaining capital and deteriorating market conditions may also lead to the inability of some customers to obtain affordable financing, including traditional project financing and tax-incentive based financing and home equity-based financing, resulting in lower sales to potential customers with liquidity issues, and may lead to an increase of incidents where our customers are unwilling or unable to pay for systems they purchase, and additional bad debt expense for the Company.  Further, these conditions and uncertainty about future economic conditions may make it challenging for us to obtain equity and debt financing to meet our working capital requirements to support our business, forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations.  If we are unable to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition, or results of operations may be materially and adversely affected.

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

Existing regulations, and changes to such regulations, may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products.

Installations of solar power systems are subject to oversight and regulation in accordance with national and local ordinances, building codes, zoning, environmental protection regulation, utility interconnection requirements for metering, and other rules and regulations. We attempt to keep up-to-date about these requirements on a national, state, and local level, and must design systems to comply with varying standards. Certain cities may have ordinances that prevent or increase the cost of installation of our solar power systems. In addition, new government regulations or utility policies pertaining to solar power systems are unpredictable and may result in significant additional expenses or delays and, as a result, could cause a significant reduction in demand for solar energy systems and our services. For example, there currently exist metering caps in certain jurisdictions that effectively limit the aggregate amount of power that may be sold by solar power generators into the power grid.

Our business depends on the availability of rebates, tax credits and other financial incentives, the reduction or elimination of which would reduce the demand for our services.

Many states, including California, Nevada, and New Jersey, offer substantial incentives to offset the cost of solar power systems. These incentives can take many forms, including direct rebates, state tax credits, system performance payments and Renewable Energy Credits (“RECs”). Moreover, although the United States Congress recently passed legislation to extend for 8 years a 30% federal tax credit for the installation of solar power systems, there can be no assurance that they will be further extended once they expire. Additionally, businesses that install solar power systems may elect to accelerate the depreciation of their system over five years. Spain also offers substantial incentives, including feed-in tariffs. Spain’s Industry Ministry has implemented a capped solar subsidy program for MW installation and reduced tariff levels.  A reduction in or elimination of such incentives could substantially increase the cost to our customers, resulting in significant reductions in demand for our products and services, which may negatively impact our sales.

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

A significant portion of our business operations are conducted in Spain through our indirect wholly owned subsidiary, Premier Power Spain, and a significant portion of our sales are made in Spain. Spain offers substantial incentives, including feed-in tariffs, to encourage the growth of solar power as a form of renewable energy. Accordingly, our business, financial condition, results of operations, and prospects are affected significantly by economic, political, and legal developments in Spain. Any adverse change in such policies could have a material adverse effect on the overall economic growth in Spain or the level of our incentives, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our businesses.

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

We conduct a significant amount of our business through our indirect wholly owned subsidiary, Premier Power Spain, which is established in Spain, and a portion of our assets are located in Spain. As a result, it may not be possible to effect service of process in Spain against us or upon our executive officers or directors, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, there is uncertainty that the courts of Spain would enforce judgments of U.S. courts against us or our directors and officers based on the civil liability provisions of the securities laws of the United States or any state, or entertain an original action brought in Spain based upon the securities laws of the United States or any state.  These risks may discourage a potential acquirer from seeking to acquire shares of our common stock which, in turn, could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Risk Relating to Our Securities

Generally, we have not paid any cash dividends, and no cash dividends will be paid in the foreseeable future, which may require our stockholders to generate a cash flow from their investment in our securities through alternative means.

We do not anticipate paying cash dividends on our common stock in the foreseeable future, and we may not have sufficient funds legally available to pay dividends. Even if funds are legally available for distribution, we may nevertheless decide not to or may be unable to pay any dividends to our stockholders. We intend to retain all earnings for our operations. Accordingly, our stockholders may have to sell some or all of their common stock in order to generate cash flow from their investment. Our stockholders may not receive a gain on their investment when they sell their common stock and may lose some or all of the amount of their investment. Any determination to pay dividends in the future on our common stock will be made at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law, capital requirements, and other factors that our board of directors deems relevant.

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

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase our stockholders’ transaction costs to sell those shares.

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

Although our common stock is quoted on the Over-the-Counter Bulletin Board (“OTC”), we cannot predict the extent to which an active public market for our common stock will develop or be sustained. Our common stock has historically been sporadically or “thinly traded” on the OTC, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or nonexistent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-adverse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on our stock price. We cannot provide assurances that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

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

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our stock price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our stock price is attributable to a number of factors. As noted above, our common stock is sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event a large number of our shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its stock price. The following factors also may add to the volatility in the price of our common stock: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes; additions to or departures of our key personnel, as well as other items discussed under this “Risk Factors” section, as well as elsewhere in this report. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain its current market prices, or as to what effect the sale of shares or the availability of shares for sale at any time will have on the prevailing market price.

If we do not meet the listing standards established by Nasdaq, NYSE Alternext US LLC, or other similar markets, our common stock may not become listed for trading on one of those markets, which may restrict the liquidity of shares held by our stockholders.

As soon as reasonably practicable, we intend to apply to list our common stock for trading on a national securities exchange such as the Nasdaq Stock Market (“Nasdaq”) or NYSE Alternext U.S. LLC (the “Alternext”).  The listing of our common stock on a national securities exchange may result in a more active public market for our common stock, resulting in turn in greater liquidity of shares held by our stockholders. Nasdaq and the Alternext have established certain quantitative criteria and qualitative standards that companies must meet in order to become and remain listed for trading on these markets. We cannot guarantee that we will be able to meet or maintain all necessary requirements for listing; therefore, we cannot guarantee that our common stock will be listed for trading on a national securities exchange.

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

Prior to our acquisition of Premier Power California, we were a third-party logistics provider for supply chain management, a business unrelated to our current operations. Any liabilities relating to such prior business against which we are not completely indemnified will be borne by us and may result in substantial costs to the Company and could divert management’s attention and resources that otherwise could have been focused on our business operations.

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

Our principal stockholders include Dean R. Marks, who is our Chairman of the Board, President, and Chief Executive Officer, and Miguel de Anquin, who is our Chief Operating Officer and Corporate Secretary and a member of our Board. Messrs. Marks and de Anquin own approximately 69% of our outstanding shares of common stock. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors, amending our certificate of incorporation or bylaws, and approving mergers or other business combinations or transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our board of directors will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by these principal stockholders and their affiliated entities. There can be no assurance that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of our company. The stock ownership of our principal stockholders and their affiliated entities may discourage a potential acquirer from seeking to acquire shares of our common stock which, in turn, could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

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

Contractual limitations that restrict conversion or exercise of securities held by Vision Opportunity Master Fund, Ltd. may not necessarily prevent substantial dilution of the voting power and value of an investment in our securities.

The contractual limitations that restrict conversion and exercise of shares of Series A Convertible Preferred Stock (“Series A Stock”) and Series A and Series B Warrants (collectively, the “Warrants”) held by Vision Opportunity Master Fund, Ltd. (“Vision”) for shares of our common stock are limited in their application and effect and may not prevent substantial dilution of our existing stockholders. Pursuant to the terms of such securities, Vision may not convert the Series A Stock or exercise the Warrants to the extent that such conversion or exercise would cause Vision’s beneficial ownership, together with its affiliates, to exceed 9.99% of the number of shares of our outstanding common stock immediately after giving effect to the issuance of shares of common stock as a result of a conversion or exercise.  Vision, may, however waive this limitation upon 61 days’ notice to the Company.   In addition, this 9.99% limitation does not prevent Vision from converting the Series A Stock into, or exercising the Warrant for, shares of our common stock and then reselling those shares in stages over time where Vision and its affiliates do not, at any given time, beneficially own shares in excess of the 9.99% limitation.  Consequently, this limitation will not necessarily prevent substantial dilution of the voting power and value of an investment in our securities.

ITEM 2.	PROPERTIES

Our principal executive offices are located at 4961 Windplay Drive, Suite 100, El Dorado Hills, California. The table below provides a general description of our offices and facilities, including those for our international operations:

Location	Principal Activities	Area (sq. ft.)	Lease Expiration Date
4961 Windplay Drive, Suite 100 El Dorado Hills, California 95762	Company headquarters and warehouse	6,700	Month-to-month

3 Newlands Circle Reno, Nevada 80509	Bright Future office	100	Month-to-month

Atlantic Office Suites, LLC 1913 Atlantic Avenue Manasquan, NJ 08736	East Coast operations	72	Month-to-month

1020 Nevada St., #201 Redlands, CA 92374	Southern California operations	2,303	September 30, 2010

Pol Ind, Calle E, n3 Oficina 0F 31192 Mutilva Baja (Navarra) Spain	Spanish headquarters	500	May 2012

Centro de Negocios La Garena, 2K Calle Granda s/n Alcala de Henares, 28806 Madrid Spain	Spanish regional office	1,100	December 30, 2013

Premier Power Spain is party to a non-cancelable lease for operating facilities in Madrid, Spain, which expires in 2013, and a non-cancelable lease for operating facilities in Navarra, Spain, which expires in 2012.  Premier Power California is party to a non-cancelable lease for operating facilities in Redlands, California, which expires in 2010.  These leases provide for annual rent increases tied to the Consumer Price Index. The leases require the following payments as of December 31, 2008, subject to annual adjustment, if any:

2009	$78,003
2010	43,845
2011	43,845
2012	35,319
2013	23,293

Total	$224,305

ITEM 3.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial holder of more than 5% of our voting securities, or any associate of such persons, is an adverse party or has a material interest adverse to our company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 14, 2008, an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock, par value $.0001 per share, from 100,000,000 shares to 500,000,000 shares (the “Amendment”) was submitted to the holders of an aggregate 69.1% of our voting stock (“Majority Stockholders”).  The Majority Stockholders approved the Amendment by written consent without a meeting.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "PPRW."  The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTCBB.  The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

Quarter Ended	High Bid		Low Bid

December 31, 2008		$5.05		$2.25
September 30, 2008*		$5.90		$4.05
June 30, 2008	$	*	$	*
March 31, 2008	$	*	$	*

December 31, 2007	$	*	$	*
September 30, 2007	$	*	$	*
June 30, 2007	$	*	$	*
March 31, 2007	$	*	$	*

* Our common stock had no active trading market until September 15, 2008.

As of March 30, 2009, the closing sales price for shares of our common stock was $3.80 per share on the OTCBB.

Holders

As of March 31, 2009, we have approximately 44 stockholders of record of our issued and outstanding common stock based upon a shareholder list provided by our transfer agent.  Our transfer agent is Computershare located at 350 Indiana Street, Suite 800, Golden, Colorado 80401, and their telephone number is (303) 262-0600.

Dividend Policy

We do not currently intend to pay any cash dividends in the foreseeable future on our common stock and, instead, intend to retain earnings, if any, for operations.  Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2008, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	COLUMN A: Number of Securities to be Issued upon Exercise of Outstanding Options Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in COLUMN A)

Equity compensation plans approved by security holders	―		―		―

Equity compensation plans not approved by security holders	0	(1)	―	(1)	2,951,8759	(2)
Total

(1)	At December 31, 2008, no options were granted pursuant to our 2008 Equity Incentive Plan.
(2)	This number represents shares of our common stock remaining available for future issuance under our 2008 Equity Incentive Plan.

On December 19, 2008, our board of directors approved the Premier Power Renewable Energy, Inc. 2008 Equity Incentive Plan (the “Plan”).  All of our employees, officers, and directors, and those of our consultants who (i) are natural persons and (ii) provide bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for our securities are eligible to be granted options or restricted stock awards (each, an “Award”) under the Plan.  The Plan is administered by our board, and the board establishes certain terms of option awards, including the exercise price and duration.  Awards may be made under the Plan for up to 2,951,875 shares of our common stock, and the maximum number of shares of common stock with respect to which Awards may be granted to a “covered employee” as defined by section 162(m) of the Internal Revenue Code of 1986, as amended, is 1,500,000 shares of common stock.  The Plan allows for adjustments for changes in common stock and certain other events, including, but not limited to, any change in control, stock split, reverse stock split, stock dividend, recapitalization, combination of shares, spin-off, any extraordinary distribution, and liquidation or dissolution.

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Premier Power Renewable Energy, Inc. for the fiscal years ending December 31, 2008 and 2007 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Statement Regarding Forward-Looking Information, and Business sections in this report.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We were originally incorporated on August 31, 2006 in the State of Delaware under our former name “Harry’s Trucking, Inc.”  As a result of a share exchange transaction that closed on September 9, 2008, our business is the development, design, and integration of solar energy solutions. We develop, market, sell, and maintain solar energy systems for residential, commercial, and industrial customers in North America and Spain through our wholly owned subsidiary Premier Power Renewable Energy, Inc., a California corporation (“Premier Power California”), and Premier Power California’s two wholly owned subsidiaries, Bright Future Technologies, LLC, a Nevada limited liability company (“Bright Future”) and Premier Power Sociedad Limitada, a limited liability company formed in Spain (“Premier Power Spain”).

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid the reader in fully understanding and evaluating this discussion and analysis:

Basis of Presentation – The consolidated financial statements include the accounts of Premier Power Renewable Energy, Inc. and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Inventories – Inventories, consisting primarily of raw materials, are recorded using the average cost method and are carried at the lower of cost or market.

Revenue Recognition – Revenue on photovoltaic system installation contracts is recognized using the percentage of completion method of accounting. At the end of each period, the Company measures the cost incurred on each project and compares the result against its estimated total costs at completion. The percent of cost incurred determines the amount of revenue to be recognized. Payment terms are generally defined by the contract and as a result may not match the timing of the costs incurred by the Company and the related recognition of revenue. Such differences are recorded as costs and estimated earnings in excess of billings on uncompleted contracts or billings in excess of costs and estimated earnings on uncompleted contracts. The Company determines its customer’s credit worthiness at the time the order is accepted. Sudden and unexpected changes in a customer’s financial condition could put recoverability at risk.

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

Earnings per Share – Earnings per share is computed in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company’s outstanding convertible preferred shares using the “if converted” method and dilutive potential common shares. For all of the periods presented, the Company had no dilutive potential common shares except for outstanding convertible preferred shares during the year ended December 31, 2008.  Warrants to purchase 3,500,000 of the Company’s common shares were excluded as their exercise price exceeded the average market price of the Company’s common shares.

	2008	2007
Net income	$569,068	$843,865

Earnings Per Share:
Basic	$0.03	$0.04
Diluted	$0.02	$0.04
Weighted Average Shares Outstanding:
Basic	22,666,138	21,159,451
Diluted effect of convertible preferred stock	1,083,562	-
Diluted	23,749,700	21,159,451

Product Warranties – Prior to January 1, 2007, the Company provided a five year warranty covering the labor and materials associated with its installations. Effective January 1, 2007, the Company changed the coverage to generally be ten years in the U.S. and to one year in Spain for all contracts signed after December 31, 2006. Solar panels and inverters are warranted by the manufacturer for 25 years and 10 years, respectively. Activity in the Company’s warranty reserve for the years ended December 31, 2008 and 2007 was as follows:

	2008	2007
Balance at beginning of period	$172,002	$58,375

Warranty expense	275, 108	132,533

Less: warranty claims	(79,860)	(18,906)

Balance at end of period	$367,250	$172,002

Comprehensive Income – Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity during the period from non-owner sources, such as foreign currency translation adjustments.

Recently Issued Accounting Pronouncements

In December 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”)  No. 157, "Fair Value Measurement" ("FAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements.  This statement is effective for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities measured at fair value on a non-recurring basis for which the effective date will be for fiscal years beginning after November 15, 2008.  The adoption of FAS 157 for financial assets and liabilities did not have a material impact on the Company's consolidated financial statements.  The adoption of FAS 157 for non-financial assets is not expected to have a material impact on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”  (“FAS 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. FAS 161 is effective beginning January 1, 2009. We are currently assessing the potential impact that adoption of FAS 161 may have on our financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” The FSP amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FAS No. 142, “Goodwill and Other Intangible Assets.” The FSP must be applied prospectively to intangible assets acquired after the effective date. The Company will apply the guidance of the FSP to intangible assets acquired after January 1, 2009.

In May 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America (the GAAP hierarchy). This statement is effective November 15, 2008 which is 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments of AU Section 411, “The Meaning of Presents Fairly in Conformity with Generally Accepted Accounting Principles.”  The adoption of FAS 162 did not have a material effect on our financial statements.

Results of Operations

The following table sets forth the results of our operations for the years ended December 31, 2008 and 2007:

	Year ended December 31,
	2008	% of Revenues		2007	% of Revenues
Net sales	$44,237,984	100.0%		$16,685,690	100.0%
Cost of sales	(38,710,592)	87.5%		(12,440,839)	74.6%
Gross profit	5,527,392	12.5%		4,244,851	25.4%
Operating expenses	4,729,542	10.7%		3,371,778	20.2%
Operating income	797,850	1.8%		873,073	5.2%
Other income (expense)	(45,324)	(0.1	)5	(5,882)	0.0%
Income before income taxes	752,526	1.7%		867,191	5.2%
Income tax expense (benefit)	(40,857)	(0.1)%		39,873	0.2%
Minority interest	(224,315)	(0.5)%		16,547	0.1%
Net income	$569,068	1.3%		$843,865	5.1%

Net sales.   During the 2008 fiscal year, we had net sales of $44,237,984 as compared to net sales of $16,685,690 during the 2007 fiscal year, an increase of approximately 165%.  The increase is attributable to strong sales growth in Spain and increased commercial sales in the U.S., which grew almost 585% and 125%, respectively.  We had growth in Spain and U.S. commercial sales because of increased sales efforts in those markets.  There was also continued growth in our U.S. residential business as a result of a new Southern California residential sales office that opened during 2008.

Cost of sales.   Cost of sales for the 2008 fiscal year was $38,710,592 as compared to $12,440,839 for the 2007 fiscal year, an increase of approximately 211%.   The increase in cost of sales is attributable to the growth in our commercial sales as commercial projects carry a higher cost of sales relative to net sales.  During 2008, we were awarded and completed a large commercial project performing only installation services, which did not involve the high level of integration that we normally provide.

Gross profit.  Our gross profit for the 2008 fiscal year was $5,527,392 as compared to a gross profit of $4,244,851 for the 2007 fiscal year, representing gross margins of approximately 12.5 % and 25.4%, respectively.  The decrease in gross profit percent is directly related to our decision to increase our commercial contracts, which generally have lower gross profit margins.

Operating expenses.   Our operating expenses consist of sales and marketing expenses and administrative expenses.  During the 2008 fiscal year, total operating expenses were $4,729,542, consisting of sales and marketing costs of $2,224,362 and administrative costs of $2,505,180, while total operating expenses for the 2007 fiscal year were $3,371,778, consisting of sales and marketing costs of $1,493,890 and administrative costs of $1,877,888, representing an increase of approximately 40%.  As a percentage of sales, operating expenses were 10.7% and 20.2% for the twelve months ended December 31, 2008 and 2007, respectively.  The increase in operating expenses from 2007 to 2008 is due to growth in our commercial sales force and increased professional costs related to becoming a public company through our share exchange transaction that closed in 2008.

Other expense.  We had other expenses of $45,324 for the 2008 fiscal year as compared to other expenses of $5,882 for the 2007 fiscal year.  The increase in other expenses was due to increased interest expense from greater use of the Company’s line of credit.

Net income.  We had net income of $569,068 for the 2008 fiscal year as compared to net income of $843,865 for the 2007 fiscal year.  The decrease in net income is attributable to growth in our commercial business, which has lower gross profit margins as compared to our residential sales, and an increase in operating expenses.

LIQUIDITY

Cash Flows

Net cash flow used in operating activities was $115,769 for the 2008 fiscal year while net cash flow provided by operating activities was $844,698 for the 2007 fiscal year.  The decrease in net cash flow from operating activities was mainly due to an increase in accounts receivable and a decrease in billings in excess of costs and estimated earnings on uncompleted contracts, which was not significantly offset by an increase in net cash flow attributable to a decrease in inventory and accounts payable.

Net cash flow used in investing activities was $150,868 for 2008 fiscal year and net cash flow provided by investing activities was $3,740 for the 2007 fiscal year.  The decrease in net cash flow from investing activities was due to increased purchases of assets to support operations.

Net cash flow provided by financing activities was $4,815,118 for the 2008 fiscal year while net cash flow used in financing activities was $508,275 for the 2007 fiscal year.  The increase in net cash flow from financing activities was mainly due to net proceeds from our $7 million financing that closed on September 9, 2008.

Material Impact of Known Events on Liquidity

Our business is exposed to risks associated with the ongoing financial crisis and weakening global economy, which may have a material impact on our short-term and long-term liquidity as a result of the uncertainty of project financing for commercial solar installations and the risk of non-payment from both commercial and residential customers.  The recent severe tightening of the credit markets, turmoil in the financial markets, and weakening global economy are contributing to slowdowns in the solar industry, which slowdowns may worsen if these economic conditions are prolonged or deteriorate further.  The market for installation of solar power systems depends largely on commercial and consumer capital spending.  Economic uncertainty exacerbates negative trends in these areas of spending, and may cause our customers to push out, cancel, or refrain from placing orders, which may reduce our net sales.  Difficulties in obtaining capital and deteriorating market conditions may also lead to the inability of some customers to obtain affordable financing, including traditional project financing and tax-incentive based financing and home equity-based financing, resulting in lower sales to potential customers with liquidity issues, and may lead to an increase of incidents where our customers are unwilling or unable to pay for systems they purchase, and additional bad debt expense for the Company.  Further, these conditions and uncertainty about future economic conditions may make it challenging for us to obtain equity and debt financing to meet our working capital requirements to support our business.

There are no other known events that are expected to have a material impact on our short-term or long-term liquidity.

CAPITAL RESOURCES

We have financed our operations primarily through cash flows from operations and borrowings. On September 9, 2008, we received gross proceeds of $7,000,000 from a private placement financing transaction. We also have a credit line that is utilized solely for working capital and capital expenditures, which expires on May 27, 2009.  We plan to renew it with the lender or replace it with a credit line with a new lender. Additionally, as the credit markets tighten, we continue to strengthen our balance sheet, allowing us to continue to receive favorable credit terms as needed.  Thus, we believe that our current cash and cash equivalents, anticipated cash flow from operations, net proceeds from the private placement financing, and line of credit will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for at least the next 12 months. The proceeds from the private placement financing will be used for general working capital purposes (including funding the purchase of additional inventory and advertising and marketing expenses) and for acquisitions we may decide to pursue.

We may, however, require additional cash due to changes in business conditions or other future developments, including any investments or acquisitions we may decide to pursue. To the extent it becomes necessary to raise additional cash in the future, we may seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or loans, issuance of common stock or a combination of the foregoing. Other than our lines of credit with banks, we currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Line of Credit

On March 9, 2009, Premier Power California entered into an agreement with Guaranty Bank for a $3,000,000 line of credit that became effective on February 27, 2009 and matures on May 27, 2009.  This line of credit renewed a $3,000,000 line of credit that Premier Power California had with Guaranty Bank that matured on February 26, 2009.  The line of credit is secured by the assets of Premier Power California and personal guaranties issued by our Chairman and Chief Executive Officer, Dean Marks; Sarilee Marks, the wife of Dean Marks; and Bright Future.  The line of credit bears interest at the prime rate plus 1%.  At December 31, 2008, the interest rate was 6%.  As of March 31, 2009, there were no amounts outstanding under our agreement with Guaranty Bank.

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

The following table summarizes our contractual obligations as of December 31, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations:
Bank Indebtedness	$115,190	22,783	50,147	37,911	4,349
Other Indebtedness	15,528	15,528	―	―	―
Operating Leases	224,305	78,003	87,690	58,612	―
Totals:	$355,023	116,314	137,837	96,523	4,349

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders’ equity or that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements for the years ended December 31, 2008 and 2007 begin on the following page.

PREMIER POWER RENEWABLE ENERGY, INC.
CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Premier Power Renewable Energy, Inc.
El Dorado Hills, California

We have audited the accompanying consolidated balance sheets of Premier Power Renewable Energy, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Power Renewable Energy, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Macias Gini & O’Connell LLP

Sacramento, California

March 31, 2009

PREMIER POWER RENEWABLE ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and 2007

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$5,770,536	$1,278,651
Accounts receivable, net of allowance for doubtful accounts of
$18,000 at December 31, 2008 and $10,000 at December 31, 2007	4,767,653	2,437,851
Inventory	1,424,910	1,417,338
Prepaid expenses and other current assets	259,328	69,332
Costs and estimated earnings in excess of billings
on uncompleted contracts	235,929	37,245
Other receivables	93,775	—
Due from shareholders	—	23,458
Deferred tax assets	228,835	—
Total current assets	12,780,966	5,263,875

Property and equipment, net	474,905	314,166
Intangible assets	1,048,420	—
Goodwill	483,496	—
Deferred tax assets, long-term	24,867	—
Total assets	$14,812,654	$5,578,041

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,707,141	$2,611,162
Accrued liabilities	1,368,018	527,550
Billings in excess of costs and estimated earnings
on uncompleted contracts	1,206,403	1,451,637
Income taxes payable	184,470	31,152
Deferred income taxes	—	—
Borrowings, current	38,311	58,165
Total current liabilities	6,504,343	4,679,666
Borrowings, non-current	92,407	183,223
Long-term deferred income taxes	343,279	—
Total liabilities	6,940,029	4,862,889

Commitments and contingencies (Note 9)

Minority interest	—	1,650

Shareholders' equity:
Series A convertible preferred stock, par value $.0001 per share; 5,000,000 shares designated; 20,000,000 shares of preferred stock authorized; 3,500,000 and 0 shares issued and outstanding at December 31, 2008 and
December 31, 2007, respectively	350	—
Common stock, par value $.0001 per share; 500,000,000 shares authorized;
26,048,750 and 21,159,451 shares issued and outstanding at
December 31, 2008 and December 31, 2007, respectively	2,605	2,116
Additional paid-in-capital	7,542,064	1,408
Retained earnings	369,296	700,913
Accumulated other comprehensive income (loss)	(41,690)	9,065
Total shareholders' equity	7,872,625	713,502
Total liabilities and shareholders' equity	$14,812,654	$5,578,041

The accompanying notes are an integral part of these financial statements

PREMIER POWER RENEWABLE ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2008 and 2007

	2008	2007

Net sales	$44,237,984	$16,685,690
Cost of sales	(38,710,592)	(12,440,839)
Gross profit	5,527,392	4,244,851

Operating expenses:
Sales and marketing	2,224,362	1,493,890
General and administrative	2,505,180	1,877,888
Total operating expenses	4,729,542	3,371,778

Operating income	797,850	873,073

Other income (expense):
Interest expense	(82,088)	(26,222)
Interest income	36,764	20,340
Total other income (expense), net	(45,324)	(5,882)

Income before income taxes	752,526	867,191

Income tax expense (benefit)	(40,857)	39,873

Net income before minority interest	793,383	827,318

Minority interest	(224,315)	16,547

Net income	$569,068	$843,865

Earnings Per Share:

Basic	$0.03	$0.04
Diluted	$0.02	$0.04

Weighted Average Shares Outstanding:

Basic	22,666,138	21,159,451
Diluted	23,749,700	21,159,451

The accompanying notes are an integral part of these financial statements

PREMIER POWER RENEWABLE ENERGY, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended December 31, 2008 and 2007

	Common Stock		Preferred Stock		Additional Paid	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	In Capital	Earnings	Income (Loss)	Total

Balance December 31, 2006	21,159,451	$2,116	—	$—	$1,408	$293,814	$850	$298,188

Net income						843,865		843,865
Foreign currency translation adjustment							8,215	8,215
Comprehensive income								852,080

Distributions						(436,766)		(436,766)

Balance December 31, 2007	21,159,451	2,116			1,408	700,913	9,065	713,502

Net income						569,068		569,068
Foreign currency translation adjustment							(50,755)	(50,755)
Comprehensive income								518,313
Issuance of shares to purchase minority interest	3,059,299	306			1,488,928			1,489,234
Shares issued in connection with
reverse acquisition	1,800,000	180						180
Issuance of Series A and Series B					1,793,987			1,793,987
warrants
Issuance of Series A convertible
preferred stock			3,500,000	350	3,717,558			3,717,908
Issuance of shares for service	30,000	3			91,498			91,501
Distributions						(452,000)		(452,000)
Deemed constructive contribution
(distribution) of S-Corp undistributed earnings					448,685	(448,685)
Balance December 31, 2008	26,048,750	$2,605	3,500,000	$350	$7,542,064	$369,296	$(41,690)	$7,872,625

The accompanying notes are an integral part of these financial statements

PREMIER POWER RENEWABLE ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net income	$569,068	$843,865
Minority interest	224,315	(16,547)
Net income before minority interest	793,383	827,318
Adjustments to reconcile net income provided by
(used in) operating activities:
Depreciation and amortization	196,676	76,435
Loss on sale of property and equipment	4,559	—
Changes in operating assets and liabilities:
Accounts receivable	(2,352,548)	(1,212,554)
Other receivable	(93,775)	—
Inventory	(14,881)	(920,884)
Prepaid expenses and other assets	(104,746)	86,272
Costs and estimated earnings in excess of billings
on uncompleted contracts	(198,684)	115,842
Accounts payable	1,096,909	1,435,966
Accrued liablities	856,568	188,320
Billings in excess of costs and estimated earnings
on uncompleted contracts	(218,074)	228,511
Deferred tax assets	(272,876)	19,472
Income tax payable	191,720	—
Net cash (used in) provided by operating activities	(115,769)	844,698

Cash flows from investing activities:
Acquisition of property and equipment	(163,039)	(6,692)
Proceeds from sale of property and equipment	12,171	10,432
Net cash (used in) provided by investing activities	(150,868)	3,740

Cash flows from financing activities:
Net principal payments on borrowings	(283,527)	(48,051)
Net repayments from shareholders	23,458	(23,458)
Proceeds from borrowings	15,292	—
Issuance of preferred stock and warrants	5,511,895	—
Distributions	(452,000)	(436,766)
Net cash provided by (used in) financing activities	4,815,118	(508,275)

Effect of foreign currency on cash and cash equivalents	(56,596)	3,635
Increase in cash and cash equivalents	4,491,885	343,798
Cash and cash equivalents at begining of period	1,278,651	934,853
Cash and cash equivalents at end of period	$5,770,536	$1,278,651

Supplemental cash flow information:
Interest paid	$82,088	$24,760
Taxes paid	$75,800	$24,238
Non-cash investing and financing activities:
Issuance of notes to acquire equipment	$156,804	$185,846
Common stock issued for services	$91,501
Common stock issued to acquire minority interest	$1,489,234

The accompanying notes are an integral part of these financial statements

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

1.	ORGANIZATION AND NATURE OF BUSINESS

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

Fair value of shares exchanged	$1,489,234
Tangible assets acquired	$(1,033,603)
Amortizing intangible assets acquired	$(1,110,001)
Liabilities assumed	$1,137,866
Goodwill	$483, 496

As of December 31, 2008, the Company has completed the process of valuing the acquired assets and liabilities.  There were no material adjustments to the initial allocation of the acquisition price as a result of the completion of this process.

The following unaudited proforma information gives effect to the acquisition of the minority interest as if such had been acquired on January 1, 2007.  The proforma information is not necessarily indicative of what would have occurred had the acquisition been made on such date, nor is it indicative of future results of operations.  The pro forma amounts give effect to appropriate adjustments for the fair value of the acquired assets and liabilities.

	Year End December 31
	2008	2007
Description
Net Sales	$44,237,984	$16,685,690
Pro forma operating expenses	$4,809,373	$3,565,646
Pro forma net income	$713,552	$633,450

Pro forma earnings per share
Basic	$0.03	$0.03
Diluted	$0.03	$0.03

The historical financial statements of the Company prior to September 9, 2008 present its financial position, results of operations, and cash flows on a combined basis.

Pursuant to a reverse acquisition between the Parent (formerly “Harry’s Trucking, Inc.”) and Premier Power California that closed on September 9, 2008, the shareholders of Premier Power California exchanged 100% of their interests for an aggregate 24,218,750 shares of the Parent’s common stock.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

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

In connection with the reverse acquisition, the Company issued 3,500,000 units, consisting each of 1 share of Series A Convertible Preferred Stock, ½ of a Series A Warrant, and ½ of a Series B Warrant in exchange for $5,511,845 in net proceeds. Each 1 share of Series A Convertible Preferred Stock converts into 1 share of common stock. Each 1 Series A Warrant and 1 Series B Warrant entitles the holder thereof to purchase one share of common stock at $2.50 and $3.00 per share, respectively.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements include the accounts of Premier Power Renewable Energy, Inc. and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates include the allowance for doubtful accounts, warranty reserves, revenue recognition, the estimated useful life of property and equipment, and income taxes. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand or in the bank and short-term investment securities with remaining maturities of 90 days or less at date of purchase.

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company had $5,129,335 and $1,600,061 in cash in bank accounts at December 31, 2008 and December 31, 2007, respectively, in excess of deposit insurance limits.

Concentrations and Credit Risk  One customer accounted for 18% and two customers accounted for 12% each of our sales for the year ended December 31, 2008. One customer accounted for 16% of the Company’s revenues in 2007.  Accounts receivable primarily consist of trade receivables and amounts due from state agencies and utilities for rebates on solar systems installed. At December 31, 2008, the Company had four customers that accounted for 27%, 13%, 11%, and 10% of the Company’s accounts receivables.   At December 31, 2007, two customers accounted for 49% and 22% of the Company’s accounts receivable. The Company monitors account balances and follows up with accounts that are past due as defined in the terms of the contract with the customer. To date, the Company’s losses on uncollectible accounts receivable have been immaterial. The Company maintains an allowance for doubtful accounts receivable based on the expected collectability of its accounts receivable. The allowance for doubtful accounts is based on assessments of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, the allowance for doubtful accounts is increased. The allowance for doubtful accounts was $18,000 and $10,000 as of December 31, 2008 and December 31, 2007, respectively.

The Company purchases its solar panels from a limited number of vendors, but believes that in the event it is unable to purchase solar panels from these vendors, alternative sources of solar panels will be available.

Inventories - Inventories, consisting primarily of raw materials, are recorded using the average cost method and are carried at the lower of cost or market.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

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

Advertising - The Company expenses advertising costs as they are incurred. Advertising costs were $413,251 and $415,622 for the years ended December 31, 2008 and 2007, respectively.

Product Warranties - Prior to January 1, 2007, the Company provided a five year warranty covering the labor and materials associated with its installations. Effective January 1, 2007, the Company changed the coverage to generally be ten years in the U.S. and to one year in Spain for all contracts signed after December 31, 2006. Solar panels and inverters are warranted by the manufacturer for 25 years and 10 years, respectively. Activity in the Company’s warranty reserve for the years ended December 31, 2008 and 2007 was as follows:

	2008	2007
Balance at beginning of period	$172,002	$58,375

Warranty expense	275,108	132,533

Less: warranty claims	(79,860)	(18,906)

Balance at end of period	$367,250	$172,002

Foreign Currency - Premier Power Spain’s functional currency is the Euro. Its assets and liabilities are translated at year-end exchange rates, except for certain non-monetary balances, which are translated at historical rates. All income and expense amounts of Premier Power Spain are translated at average exchange rates for the respective period. Translation gains and losses are not included in determining net income but are accumulated in a separate component of shareholders’ equity. Foreign currency transaction gains and losses are included in the determination of net income (loss) in the period in which they occur. For the years ended December 31, 2008 and 2007, the foreign currency transaction loss was $(159,898)  and $0, respectively.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

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

Earnings per Share – Earnings per share is computed in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company’s outstanding convertible preferred shares using the “if converted” method and dilutive potential common shares. For all of the periods presented, the Company had no dilutive potential common shares except for outstanding convertible preferred shares during the year ended December 31, 2008.  Warrants to purchase 3,500,000 of the Company’s common shares were excluded as their exercise price exceeded the average market price of the Company’s common shares.

	2008	2007
Net income (loss)	$569,068	$843,865

Earnings Per Share:
Basic	$0.03	$0.04
Diluted	$0.02	$0.04

Weighted Average Shares Outstanding:
Basic	22,666,138	21,159,451
Diluted effect of convertible preferred stock	1,083,562	—
Diluted	23,749,700	21,159,451

On December 19, 2008, our board of directors approved the Premier Power Renewable Energy, Inc. 2008 Equity Incentive Plan (the “Plan”).  All of our employees, officers, and directors, and those of our consultants who (i) are natural persons and (ii) provide bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for our securities are eligible to be granted options or restricted stock awards under the Plan.  In January 2009, the Company granted stock options for 1,134,229 shares of its common stock to eligible persons.

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

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

Prior to September 9, 2008, Premier Power California (a Subchapter S corporation) and Bright Future (a limited liability company) were not subject to federal income tax, but were subject to state income tax. For the year ended December 31, 2007, the Company recorded $36,408 in state income tax expense for its U.S. entities. From January 1, 2008 to September 8, 2008, the Company recorded $14,674 in state income tax expense related to these entities. Subsequent to September 8, 2008 and in conjunction with the reverse acquisition, the Company and its U.S. subsidiaries became subject to federal income taxes. In conjunction with the conversion of Premier Power California and Bright Future to a C-corporation for tax purposes, the Company recorded a net deferred tax asset of $485,864. The majority of this benefit is attributable to changing the method of accounting from the cash to accrual basis of accounting for tax purposes.  In conjunction with the acquisition of the Spain minority interest, the Company recorded a deferred tax liability of $333,000 resulting in an offsetting increase to goodwill. The change in tax status did not result in a change in the tax basis of the Company and its U.S. subsidiaries.

Premier Power Spain is organized under the laws of Spain and is subject to federal and provincial taxes.

Recently Issued Accounting Pronouncements

In December 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”)  No. 157, "Fair Value Measurement" ("FAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements.  This statement is effective for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities measured at fair value on a non-recurring basis for which the effective date will be for fiscal years beginning after November 15, 2008.  The adoption of FAS 157 for financial assets and liabilities did not have a material impact on the Company's consolidated financial statements.  The adoption of FAS 157 for non-financial assets is not expected to have a material impact on the Company’s consolidated financial statements.

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

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”  (“FAS 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. FAS 161 is effective beginning January 1, 2009. We are currently assessing the potential impact that adoption of FAS 161 may have on our financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” The FSP amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FAS No. 142, “Goodwill and Other Intangible Assets.” The FSP must be applied prospectively to intangible assets acquired after the effective date. The Company will apply the guidance of the FSP to intangible assets acquired after January 1, 2009.

In May 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America (the GAAP hierarchy). This statement is effective November 15, 2008 which is 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments of AU Section 411, “The Meaning of Presents Fairly in Conformity with Generally Accepted Accounting Principles.”  The adoption of FAS 162 did not have a material effect on our financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

3.	INTANGIBLE ASSETS

Intangibles consist of amortizing intangibles and goodwill. At December 31, 2008, such amounts were as follows:

Amortizing Intangibles
Trademark	$865,106
Employee contract	157,086
Backlog	26,228
Subtotal	1,048,420
Goodwill	483,496
Total	$1,531,916

There were no intangible assets at December 31, 2007.  There were no adjustments recorded to goodwill during the year ended December 31, 2008.  Amortization periods for the intangibles are as follows: trademark - 17 years, employee contract - 2 years, backlog - 6 months. Amortization for the year ended December 31, 2008 was $61,580. Accumulated amortization was $61,580.

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31:

	2008	2007
Equipment and Computers	$203,628	$138,151
Furniture and Fixtures	59,194	12,352
Vehicles	504,546	338,663
	767,368	489,166
Less: Accumulated depreciation	(292,463)	(175,000)
	$474,905	$314,166

Depreciation expense was $135,095 and $76,435 for the years ended December 31, 2008 and 2007, respectively.

5.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31:

	2008	2007
Payroll	$477,163	$215,434
Warranty reserve	367,250	172,002
401K plan	20,000	60,000
Sales taxes	301,938	24,020
Workers compensation insurance	20,000	20,000
Accrued subcontractors	79,002	—
Other operational accruals	102,665	36,094
Total	$1,368,018	$527,550

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

6.	BORROWINGS

Borrowings consist of notes payable and lines of credit.

Notes Payable

Notes payable were $130,718 and $241,388 at December 31, 2008 and December 31, 2007, respectively. The notes are secured by vehicles and have maturities through 2014. The annual interest rates on the notes range from 1.9% to 6.6%. The future principal payments on these notes as of December 31, 2008 are as follows:

2009	$38,311
2010	25,410
2011	24,737
2012	24,270
2013	13,641
2014	4,349
$130,718

Line of Credit

In February 2008, Premier Power California entered into a $3,000,000 line of credit agreement (LOC) with Guaranty Bank, which expired on February 26, 2009 but was renewed on February 26, 2009 under similar terms and conditions (see Note 12 below).  The line of credit is secured by the assets of Premier Power California and personal guaranties issued by our Chairman and Chief Executive Officer, Dean Marks; Sarilee Marks, the wife of Dean Marks; and Bright Future.  The line of credit bears interest at the prime rate plus 1%.  At December 31, 2008, the interest rate was 6%.  During the year ended December 31, 2008, the Company borrowed and repaid $1,250,000 under the LOC. At December 31, 2008, no amount was outstanding on the LOC. At March 31, 2009, no amount was outstanding under the LOC.

7.	EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”). The Preferred Stock may be issued from time to time in series having such designated preferences and rights, qualifications and to such limitations as the Board of Directors may determine.

The Company has designated 5,000,000 shares of Preferred Stock as Series A Convertible Preferred Stock (“Series A Stock”). The holders of Series A Stock have no voting rights except with regards to certain corporate events, enjoys a $2.40 liquidation preference per share, subject to adjustment, over holders of common stock, and may convert each share of Series A Stock into one share of common stock at any time. Series A stock converts automatically upon the occurrence of an offering meeting certain criteria. Holders of the Series A Stock have certain redemption rights.  The Company has determined that the events triggering such rights are either in control of the Company or in the case of such events where the Company is not deemed to exercise control; the redemption right is limited to the ability to convert into shares of the Company’s common stock.  As of December 31, 2008, there were 3,500,000 shares of Series A Stock outstanding.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

Warrants

In September 2008, the Company issued Series A Warrants and Series B Warrants to purchase 1,750,000 and 1,750,000 shares of common stock, respectively, in connection with the issuance of Series A Stock.  Both the Series A and B Warrants have four year lives. The Company has the right to call for cancellation of each outstanding Series A Warrant or Series B Warrant under certain circumstances. The Series A Warrants have an exercise price of $2.50 and a fair value of $.15 per warrant. The Series B Warrants have an exercise price of $3.00 and a fair value of $.13 per warrant.

The significant assumptions used to determine the fair values of the warrants, are as follows:

Risk-free interest rate at grant date	4.5%
Expected stock price volatility	95%
Expected dividend payout	—
Expected option life-years	4 yrs

In September 2008, the Company issued 3,500,000 units, consisting each of 1 share of Preferred Stock, ½ of a Series A Warrant, and ½ of a Series B Warrant in exchange for $7,000,000 in gross proceeds.  The fair value of the preferred stock was calculated based on the estimated fair value and underlying number of common shares it would convert into at the time of the transaction. The estimated fair value of our common stock on the transaction date was $.42 per share, and the preferred stock would have converted into 3,500,000 common shares, thus deriving a fair value of $1,470,000 for the underlying common shares.

Based on the relative fair values of the preferred stock and the warrants, we allocated $5,206,013 and $1,793,987 of the $7,000,000 proceeds, before issuance costs, to the preferred stock and warrants, respectively.

8.	INCOME TAX

The domestic and foreign components of income before income tax expense were as follows:

	December 31, 2008	December 31, 2007
Domestic	$123,552	$822,009
Foreign	$628,974	$45,182
Total	$752,526	$867,191

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

For the year ended December 31, 2008, the decrease in income tax expense was due to the conversion to a C-Corporation status in September 2008 and related deferred tax assets of $485,864 recorded as a result of the conversion for the U.S. reporting entities offset by an increase in foreign tax expense.

	Year End
	December 31, 2008	December 31, 2007
Current
Federal	$32,672	$—
State	3,310	36,408
Foreign	141,718	3,465
Subtotal	$177,700	$39,873

Deferred
Federal	$(153,146)	$—
State	(40,539)	—
Foreign	(24,872)	—
Subtotal	(218,557)	—
Total Provision	$(40,857)	$39,873

The income tax provision (benefit) differs from the amounts obtained by applying the statutory U.S. federal tax rate to income (loss) before taxes.  Please see the table below.

	Year End
	December 31, 2008	December 31, 2007
Tax provision (benefit) at U.S. statutory rate	$305,714	$—
State income taxes, net of federal benefit	(24,571)	36,408
Foreign income and withholding taxes	121,881	3,465
Effect of change in statutory tax rates on deferred taxes	(443,881)	—
Total	$(40,857)	$39,873

Prior to the conversion of the S-corporations to C-corporations for U.S. federal tax purposes, during the quarter ended December 31, 2008, all income and losses from the operations of the Company generally flowed through to its shareholders.  The Company was not subject to U.S. federal income taxes at the corporate level and was only subject to state income taxes.  Since the Company operated as an S-corporation prior to September 9, 2008,  the U.S. statutory rate was 0%.  As a result of the change in tax reporting status, the effective tax rate for U.S. purposes for the year ended December 31, 2008 has been adjusted to account for the zero rate for the income or deductions during the majority of the year.  The Company recorded a deferred tax benefit of approximately $200,000 during the quarter ended December 31, 2008 due to the effect of the change in statutory tax rates on its deferred tax assets.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

Temporary differences and carry forwards, which give rise to significant portions of deferred tax assets and liabilities, are as follows:

December 31, 2008
Accruals and reserves	$227,710
Other	1,125
Gross deferred tax assets	228,835

Fixed assets	(28,753)
Intangible assets	(314,526)
Gross deferred tax liability	(343,279)

Net deferred tax liability	$(114,444)

The Company has not provided U.S. taxes or foreign withholding taxes on approximately $660,000 of foreign earnings.  If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiary were sold or transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.  The Company intends to permanently reinvest these earnings.

The following unaudited pro forma information gives effect as if Premier Power California and Bright Future previously operated as C-corporations for each of the years ended December 31, 2008 and 2007. The pro forma data below shows the estimated effect of income taxes on net income and earnings per share for periods prior to becoming a taxable corporation.

	For the Year Ended
	2008	2007
Pro Forma Disclosures
Income before income taxes	$752,526	$867,191
Income tax expense	(233,344)	(343,767)
Minority interest	(224,315)	16,547
Net income	$294,867	$539,971

Earnings per share:
Basic	$0.01	$0.03
Diluted	$0.01	$0.03

Effective September 8, 2008, the Company adopted Financial Accounting Standards Board Interpretation, or FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in retained earnings.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits as of the September 2008 adoption date and at December 31, 2008. Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate.

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. As of December 31, 2008, the Company had no amount accrued for the payment of interest and penalties related to unrecognized tax benefits and no amounts were recorded as of the adoption date of FIN 48.

The Company files income tax returns in the U.S. federal, California and foreign jurisdictions.  Tax years 2004 through 2008 remain open in most tax jurisdictions. For federal and California purposes, prior to September 9, 2008, the Company filed as an S-corporation and income tax liabilities and uncertain tax positions are attributable to the S-corporation shareholders during those years.

9.	COMMITMENTS AND CONTINGENCIES

Premier Power Spain is party to a non-cancelable lease for operating facilities in Madrid, Spain, which expires in 2013, and a non-cancelable lease for operating facilities in Navarra, Spain, which expires in 2012.  Premier Power California is party to a non-cancelable lease for operating facilities in Redlands, California, which expires in 2010.  These leases provide for annual rent increases tied to the Consumer Price Index. The leases require the following payments as of December 31, 2008, subject to annual adjustment, if any:

2009	$78,003
2010	43,845
2011	43,845
2012	35,319
2013	23,293

Total	$224,305

10.	EMPLOYEE BENEFITS

Premier Power Renewable Energy, Inc. has a 401(k) plan (the Plan) for its employees. Employees are eligible to make contributions when they attain an age of twenty-one and have completed at least one year of service. Premier Power makes discretionary matching contributions to employees who qualify for the Plan and were employed on the last day of the Plan year. Such contributions totaled $20,000 and $60,000 for the year ended December 30, 2008 and 2007, respectively. Employees are vested 100% after 3 years of service. Neither Bright Future nor Premier Power Spain offer defined contribution or defined benefit  plans to their employees.

11.	RELATED PARTIES TRANSACTION

The Company’s CEO and controlling shareholder of the Company is a guarantor of the Company’s line of credit with Guaranty Bank. Prior to the reverse merger, Premier Power California made distributions to its members to cover their estimated tax liabilities on their deemed portion of its income. These distributions are based on the Company's best estimates and available information, and may be revised at a later date. Such revisions may result in a portion of previously made distributions being refunded to the Company. The balance of $23,458 was recorded as due from shareholders at December 31, 2007 and represents payments made to a member of Premier Power California in excess of the member’s actual tax liability. Such amounts were repaid on June 30, 2008. Due to the nature of the receivable and its short duration, it was not interest bearing or collateralized.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

12.	SUBSEQUENT EVENTS

Effective February 26, 2009, Premier Power California extended its existing $3,000,000 line of credit with Guaranty Bank to May 27, 2009.  The line of credit is secured by the assets of Premier Power California and personal guaranties issued by our Chairman and Chief Executive Officer, Dean Marks; Sarilee Marks, the wife of Dean Marks; and Bright Future.  As of March 31, 2009, there were no amounts outstanding under our agreement with Guaranty Bank.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our independent auditors, Macias Gini & O’Connell LLP.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on those evaluations, as of December 31, 2008, our CEO and CFO believe that:

(i)
our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and

(ii)	our disclosure controls and procedures are effective.

Internal Control over Financial Reporting

(a)           Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on our assessment, management concluded that, as of December 31, 2008, the following significant deficiency existed:

•
Expanded Financial Reporting Resources:  The Company has limited finance and accounting resources.  The Company needs to recruit, develop or contract for such additional resources to ensure that it is able to comply with its financial reporting obligations in an accurate and timely manner.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only the management's report in this annual report.

 (b)           Changes in internal control over financial reporting

There were changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule15d-15(d) promulgated under the Exchange Act that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  The Company implemented a formal process for preparing and controlling journal entries to prevent processing erroneous or unauthorized entries by restricting preparation of monthly journal entries to certain authorized personnel; implementing a system of sequential numbering and numeric accounting of each journal entry; implementing a system of attaching supporting documentation to each journal entry; and implementing a system of independent review of each journal entry.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

Our directors and executive officers, their ages, their respective offices and positions, and their respective dates of election or appointment are as follows:

Name	Age	Position Held	Officer/Director since
Dean R. Marks	52	Chairman of the Board, President, and Chief Executive Officer	September 9, 2008

Miguel de Anquin	41	Chief Operating Officer, Corporate Secretary, and Director	September 9, 2008

Teresa Kelley	43	Chief Financial Officer	October 24, 2008

Kevin Murray	59	Director	December 8, 2008

Robert Medearis	76	Director	December 8, 2008

Tommy Ross	55	Director	March 18, 2009

Business Experience Descriptions

Set forth below is a summary of our executive officers’ and directors’ business experience for the past 5 years.

Dean R. Marks – Chairman of the Board, President, and Chief Executive Officer

Dean R. Marks has been a key player in the solar sector since the early 1980's. In 1984, Mr. Marks established a solar sales organization with over 2,000 employees in over 26 markets across the nation. Since that time, Mr. Marks has pioneered multiple applications of solar energy in the residential, commercial, and industrial market. As President and CEO of Premier Power California since 2001, he built Premier Power California into one of the most stable market leaders in the industry. Mr. Marks has overseen Premier Power California’s expansion from residential to commercial, agricultural, and industrial markets as well as international expansion. Under Mr. Marks leadership, Premier Power California has distinguished itself from the competition by developing a number of innovative and propriety installation systems in use today. Mr. Marks has served on the California Solar Energy Industry Association (CALSEIA) board and has been an active participant in the solar industry for over 20 years. He has co-authored several preeminent papers promoting renewable energy. Mr. Marks holds a Bachelor of Science degree from Auburn University, with special emphasis in Environmental Science.

Miguel de Anquin – Director, Chief Operating Officer, and Corporate Secretary

Miguel de Anquin serves as Executive Vice President and President of World Wide Sales at Premier Power California since 2001. In his role at Premier Power California, Mr. de Anquin achieved company success in growing sales and profits. An accomplished corporate strategist, his strategic approach to building a business is reflected in his work as Director of Marketing for Nordic Information System and Next Information System. He was a Technology Advisor for General Electric and IBM and he developed the data security auditing system for Bank of America. At Premier Power California, Mr. de Anquin’s understanding of international opportunities, his vision and expertise in business performance have driven notable enterprise wide growth. Mr. de Anquin led Premier Power California’s expansion into international markets, and he has increased Premier Power California's profitability through brand revitalization that included major shifts in brand strategy, operations, marketing communications, and sales tactics. He has focused Premier Power California on data driven decision making processes that have separated Premier Power California from its competitors. He holds a Masters in Business Administration from the University of California at Davis and a Bachelor of Science degree in Computer Science from the Universidad de Belgrano in Buenos Aires, Argentina.

Teresa Kelley – Chief Financial Officer

Ms. Kelley was appointed Chief Financial Officer of the Company on October 24, 2008. Ms. Kelley has over 22 years of experience in corporate accounting and operations management. Prior to joining the Company, she served as Chief Financial Officer of Vista Point Technologies, a design and manufacturer of electronic components, since January 2007. Prior to working at Vista Point Technologies, from 1987 to January 2007, Ms. Kelley worked at Intel Corporation where she started as a financial analyst and later served in several management positions before becoming the Senior Controller of the Intel Networking business. Ms. Kelley has a B.S. in Business and an MBA from Santa Clara University.

Kevin Murray – Director

Mr. Murray was elected to the board of directors on December 18, 2008.  He is currently a Senior Vice President at the William Morris Agency (“WMA”), working primarily in its corporate consulting division, a position he has held since re-joining WMA in 2007 after serving twelve years in the California State Legislature.  From 1998 to 2006, Mr. Murray was a Senator in the California State Senate.  Concurrent to his directorship with the Company, Mr. Murray sits on the board of the Federal Home Loan Bank of San Francisco.  Mr. Murray graduated from California State University, Northridge with a degree in business administration and accounting and holds a Masters of Business Administration from Loyola Marymount University and a Juris Doctorate from Loyola Law School.

Robert Medearis – Director

Mr. Medearis was elected to the board of directors on December 18, 2008. He is currently retired as a management consultant and professor, and has been for the past 5 years, but he sits on the board of several private companies, including Solaicx, Inc., Geographic Expeditions, and Visual Network Design Inc., and the non-profit organization Freedom From Hunger. Mr. Medearis graduated from Stanford University with a degree in civil engineering and holds a Masters of Business Administration from the Harvard Graduate School of Business Administration.

Tommy Ross – Director

Mr. Ross was elected to the board of directors on March 18, 2009.  He is currently the President and Chief Executive Officer of Pinnacle Strategic Group, a business and political consulting firm.  From 2003 to 2008, he was employed at Southern California Edison, at which he served as Vice President of Public Affairs from 2007 to 2008.  Mr. Ross’ experience in the political arena also include holding positions to which he was appointed by California Governor Arnold Schwarzenegger, former California Governor Pete Wilson, and former California Governor Jerry Brown.  He is the former Chairman and founding member of the California African American Political Action Committee, a Lincoln Fellow at The Claremont Institute, and the founder, Chairman and President of The Research and Policy Institute of California.  Mr. Ross graduated from Claremont Men’s College with a degree in political science.

Family Relationships

             There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past five years:

•
Had any petition under the federal bankruptcy laws or any state insolvency law filed by or against, or had a receiver, fiscal agent, or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•	Been convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	Engaging in any type of business practice; or

(iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

•
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (i) above, or to be associated with persons engaged in any such activity;

•
Been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, where the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated; or

•
Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, where the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities are not currently subject to Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our executive officers, directors, and employees, a copy of which was filed with the SEC as Exhibit 14.1 to our Registration Statement on Form S-1 on November 7, 2008.

Recommendation of Nominees to the Board

There were no changes to the procedures by which our stockholders may recommend nominees to our board of directors.

Audit Committee; Audit Committee Financial Expert

We formed an audit committee of our board of directors on March 18, 2009.  The charter for such committee was adopted by the board on December 19, 2008.  The members of our audit committee are Kevin Murray, Robert Medearis, and Tommy Ross.  The board of directors has determined that Mr. Medearis is an “audit committee financial expert” as defined by SEC rules, and he is an independent member of the board as defined by the SEC and the Nasdaq Capital Market.

ITEM 11.	EXECUTIVE COMPENSATION

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2008, 2007, and 2006 by (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ( $)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ( $)		Total ($)
Dean R. Marks,	2008	$158,077	$—	$—	$—	$—	$—	$—		$158,077
Chairman, President,	2007	$159,466	$1,344	$—	$—	$—	$—	$9,322	(1)	$170,132
and CEO	2006	$122,308	$6,000	$—	$—	$—	$—	$6,009	(2)	$134,317

Miguel de Anquin,	2008	$153,462	$—	$—	$—	$—	$—	$—		$153,462
COO, Secretary,	2007	$126,624	$1,344	$—	$—	$—	$—	$8,037	(3)	$136,005
and director	2006	$120,000	$6,000	$—	$—	$—	$—	$5,902	(4)	$131,902

Teresa Kelley,	2008	$25,962	$—	$—	$—	$—	$—	$—		$25,962
CFO (5)	2007	$—	$—	$—	$—	$—	$—	$—		$—
	2006	$—	$—	$—	$—	$—	$—	$—		$—

(1)	This amount represents compensation earned under the 401(k) Plan.

(2)
This amount is comprised of the following: (a) $50 as the dollar amount recognized for life insurance premiums paid for the named executive officer, and (b) $5,959 as compensation earned under the 401(k) Plan.

(3)
This amount represents the following: (a) $67 as the dollar amount recognized for life insurance premiums paid for the named executive officer, and (b) $7,970 as compensation earned under the 401(k) Plan.

(4)
This amount is comprised of the following: (a) $50 as the dollar amount recognized for life insurance premiums paid for the named executive officer, and (b) $5,852 as compensation earned under the 401(k) Plan.

(5)	Ms. Kelley was appointed as our Chief Financial Officer on October 24, 2008.

Grants of Plan-Based Awards

We made no grants of an award to a named executive officer during the year ended December 31, 2008 under any plan.

Employment Agreements

The following are summaries of our employment agreements with our executive officers.

The Company entered into an Employment Agreement with Teresa Kelley on October 24, 2008 for her services as Chief Financial Officer. Ms. Kelley’s annual compensation is $150,000. She will receive an annual 20% bonus based on her efforts in helping the Company achieve the following targets: minimum growth revenue of 80% in the first year of her employment, 80% growth in the second year, 70% growth in the third year, and 60% growth in the fourth year (each growth revenue percentage which may be revised by the Company’s Chief Executive Officer over the term of Ms. Kelley’s office); annual EBITDA and net income in excess of the prior year’s EBIDTA and net income; net income margins in excess of 5%; and acquisitions to secure revenue growth, margin growth, and market share domestically and internationally. These goals are closely monitored by the Chief Executive Officer and Board of Directors, and Ms. Kelley’s efforts will be measured by quarterly and annual performance evaluations by the Chief Executive Officer and Chief Operating Officer, except that Ms. Kelley’s efforts at helping the Company acquire other businesses will be measured quarterly by the Board of Directors, which will review her reports analyzing potential acquisitions. Ms. Kelley will also receive, for her first year of employment, 100,000 stock options to purchase the Company’s common stock, exercisable at a price equal to the closing price of the Company’s common stock on the day the Board approves the option issuance. Such stock options will vest 25% per year for each year of employment from the date of issue. For her second year of employment, Ms. Kelley will receive an additional 125,000 stock options to purchase the Company’s common stock, exercisable at a price equal to the closing price of the Company’s common stock on the day the Board approves the stock issuance. Such stock options will vest 33% per year for each year of employment from the date of issue. In the event of any sale, merger, acquisition of over 51% of the Company’s capital stock by a third party, or other change of control event, any stock options issued to Ms. Kelley under the Employment Agreement will be fully vested for such year.  If the Company terminates Ms. Kelley without cause after January 22, 2009, she is entitled to a 6 months’ severance payment.

The following are summaries of Premier Power California’s employment agreements with its executive officers.

Premier Power California entered into an Employment Agreement with Dean R. Marks on August 22, 2008 for his services as its President and Chief Executive Officer. Mr. Marks’ total annual salary is $180,000, and he is to receive additional compensation in the form of, and based on, the following: (i) 0.5% of Premier Power California’s annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”) in excess of $200,000 if Premier Power California’s annual EBITDA margin is less than 5%, and (ii) 1.5% of Premier Power California’s annual EBITDA in excess of $200,000 if Premier Power California’s annual EBITDA margin is greater than 5%, both forms of additional compensation of which is due to Mr. Marks within 90 days of Premier Power California’s fiscal year-end and which payments will be accelerated upon a sale of Premier Power California, merger involving Premier Power California, or public offering of Premier Power California’s securities. Mr. Marks is entitled to a severance payment of $180,000 upon termination by Premier Power California without cause if such termination occurs between December 31, 2008 and December 31, 2010, and a severance payment of $90,000 upon termination by Premier Power California without cause if such termination occurs between December 31, 2010 and the expiration of the agreement.  The term of the agreement is for five years. On August 22, 2008, Mr. Marks also entered into a Non-Disclosure and Non-Competition Agreement with Premier Power California in connection with his employment.

Premier Power California entered into an Employment Agreement with Miguel de Anquin on August 22, 2008 for his services as its Executive Vice President of Worldwide Operations. Mr. de Anquin’s total annual salary is $180,000, and he is to receive additional compensation in the form of, and based on, the following: (i) 0.5% of Premier Power California’s annual EBITDA in excess of $200,000 if Premier Power California’s annual EBITDA margin is less than 5%, and (ii) 1.5% of Premier Power California’s annual EBITDA in excess of $200,000 if Premier Power California’s annual EBITDA margin is greater than 5%, both forms of additional compensation of which is due to Mr. de Anquin within 90 days of Premier Power California’s fiscal year-end and which payments will be accelerated upon a sale of Premier Power California, merger involving Premier Power California, or public offering of Premier Power California’s securities. Mr. de Anquin is entitled to a severance payment of $180,000 upon termination by Premier Power California without cause if such termination occurs between December 31, 2008 and December 31, 2010, and a severance payment of $90,000 upon termination by Premier Power California without cause if such termination occurs between December 31, 2010 and the expiration of the agreement. The term of the agreement is for five years. On August 22, 2008, Mr. de Anquin also entered into a Non-Disclosure and Non-Competition Agreement with Premier Power California in connection with his employment.

Outstanding Equity Awards

There are no unexercised options, stock that has not vested, or equity incentive plan awards for any of our named executive officers outstanding as of December 31, 2008.

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended December 31, 2008:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)		Option Awards ($) (1)		Non-Equity Incentive Plan Compensation ($)		Non-Qualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)

Dean Marks (2)	$	―	$	―	$	―	$	―	$	―	$	―	$	―

Miguel de Anquin (2)	$	―	$	―	$	―	$	―	$	―	$	―	$	―

Kevin Murray		$2,500	$	―	$		$	―	$	―	$	―		$2,500

Robert Medearis		$2,500	$	―	$		$	―	$	―	$	―		$2,500

(1)
Reflects dollar amount expensed by the Company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R.  FAS 123R requires the Company to determine the overall value of the options as of the date of grant, and to then expense that value over the service period over which the options become exercisable (vested).  As a general rule, for time in service based options, the Company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.

(2)	This individual’s compensation as a director is reflected in the table above titled “Summary Compensation Table.”

On December 19, 2008, the Company entered into an Amended and Restated Agreement to Serve as Member of the Board of Directors (the “Murray Agreement”) with Kevin Murray for his services as director.  Pursuant to the terms of the Murray Agreement, Mr. Murray agreed to serve on the Board until October 15, 2011, such term being subject to re-election at our subsequent annual meeting of shareholders.  Mr. Murray is required to attend at least two Board meetings via teleconference and at least two Board meetings in person per year, and he will be compensated for his services to the Board with $1,250 for each Board meeting he attends via teleconference and $2,500 for each Board meeting he attends in person.  Mr. Murray will also receive 50,000 shares of the our common stock, par value $0.0001 per share (“Common Stock”), according to the following schedule: (i) 16,500 common stock shares after the first year of service on the Board, which shares will be issued to Mr. Murray even if the our shareholders fail to re-elect Mr. Murray at the first annual meeting of shareholders following Mr. Murray’s election to the Board, (ii) 16,500 common stock shares after the second year of service on the Board, and (iii) 17,000 common stock shares after the third year of service on the Board.

On December 19, 2008, the Company entered into an Amended and Restated Agreement to Serve as Member of the Board of Directors (the “Medearis Agreement”) with Robert Medearis for his services as a director.  Pursuant to the terms of the Medearis Agreement, Mr. Medearis agreed to serve on the Board until October 15, 2011, such term being subject to his re-election at the our subsequent annual meeting of shareholders.  Mr. Medearis is required to attend at least two Board meetings via teleconference and at least two Board meetings in person per year.  The Medearis Agreement further provides that Andrew Hargadon may attend up to 50% of the our Board meetings as Mr. Medearis’ designee, provided, however, that Mr. Medearis agreed that he would not delegate to Mr. Hargadon, and that he would personally perform, any and all of his business managerial duties and obligations as a director for the Company, including but not limited to any director voting decisions regarding the Company and its business.  Mr. Medearis will be compensated for his services with $1,250 for each Board meeting he attends via teleconference and $2,500 for each Board meeting he attends in person.  Mr. Medearis will also receive 50,000 shares of common stock according to the following schedule: (i) 16,500 common stock shares after the first year of service on the Board, which shares will be issued to Mr. Medearis even if our shareholders fail to re-elect Mr. Medearis to the Board at the first annual meeting of shareholders following Mr. Medearis’ election to the Board, (ii) 16,500 common stock shares after the second year of service on the Board, and (iii) 17,000 common stock shares after the third year of service on the Board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

Please see the section titled “Securities Authorized for Issuance under Equity Compensation Plans” under Item 5 above.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2009 for each of our directors and officers; all directors and officers as a group; and each person known by us to beneficially own five percent or more of our common stock.

Beneficial ownership is determined in accordance with SEC rules.  Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name.  Unless otherwise indicated, the address of each beneficial owner listed below is 4961 Windplay Drive, Suite 100, El Dorado Hills, California 95762.

Name of Beneficial Owner and Address	Number of Shares of Common Stock Beneficially Owned (1)		Percent of Shares of Common Stock Beneficially Owned (1) (2)
Executive Officers and/or Directors:
Dean R. Marks	11,234,215		43.1%
Miguel de Anquin	6,744,638		25.9%
Teresa Kelley	0		*
Kevin Murray	0		*
Robert Medearis	0		*
Tommy Ross	0		0

5% Beneficial Owners:
Bjorn Persson	2,547,126		9.8%
Genesis Capital Advisors, LLC (3)	1,580,598		6.1%
Vision Opportunity Master Fund, Ltd. (4)	2,646,030	(5)	9.9	% (5)

All Executive Officers and Directors as a Group (6 persons)	17,978,853		69.0%

* Less than 1%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)	The percentage of class beneficially owned is based on 26,048,750 shares of common stock outstanding on March 30, 2009.

(3)	The address for this stockholder is 15760 Ventura Blvd., Suite 1550, Encino, CA 91436.

(4)
The address for this stockholder is c/o Citi Hedge Fund Services (Cayman) Limited, Cayman Corporate Centre, 27 Hospital Road, 5th Floor, Grand Cayman KY1-1109, Cayman Islands. Adam Benowitz, as the managing member of Vision Capital Advisors, LLC, the investment advisor to this stockholder, has dispositive and voting power over these securities and may be deemed to be the beneficial owner of these securities.

(5)
This number includes 2,178,000 shares of Common Stock and 468,030 shares of Common Stock issuable upon conversion of 468,030 shares of our Series A Preferred Stock, which are presently convertible. This number does not include (i) 3,031,970 shares of Common Stock underlying its shares of Series A Preferred Stock, (ii) 1,750,000 shares of Common Stock underlying its Series A Warrants, (iii)1,750,000 shares of Common Stock underlying its Series B Warrants, or (iv) 1,600,000 shares of Common Stock underlying an option to purchase such shares because each of these securities held by the stockholder contains a restriction on conversion or exercise, as the case may be, limiting such holder’s ability to convert or exercise to the extent that such conversion or exercise would cause the beneficial ownership of the holder, together with its affiliates, to exceed 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock as a result of a conversion or exercise. The stockholder may waive this limitation upon 61 days’ notice to the Company.  As of March 31, 2009, however, the Company has not received any such notice.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On July 11, 2008, Dean Marks transferred 18% of his 85% holdings of shares of common stock in Premier Power California to Miguel de Anquin. Following this transfer, Dean Marks and Miguel de Anquin held 67% and 33%, respectively, of the shares of common stock in Premier Power California.

On August 27, 2008, Bjorn Persson and Juan Ostiz each exchanged 100% of their interests in Premier Power Spain for shares of common stock in Premier Power California. On September 1, 2008, Dean Marks and Miguel de Anquin each exchanged 100% of their interests in Premier Power Spain and Bright Future for shares of common stock in Premier Power California. Following these transfers, Dean Marks, Miguel de Anquin, Bjorn Persson, and Juan Ostiz held approximately 54.1%, 30.7%, 12.6%, and 2.6%, respectively of the shares of common stock in Premier Power California, and Premier Power Spain and Bright Future became wholly owned subsidiaries of Premier Power California.

On September 9, 2008, in a share exchange transaction, we acquired a solar energy business based in California that specializes in solar integration, by executing the Exchange Agreement by and among the Company, Premier Power California, and the PPG Owners.

Under the Exchange Agreement, on the Closing Date, we acquired all of the outstanding shares of Premier Power California through the issuance of 24,218,750 shares of our common stock to the PPG Owners. Immediately prior to the Share Exchange, we had 1,800,000 shares of common stock outstanding, after taking account of our cancellation of 25,448,000 shares of our common stock held by Vision Opportunity Master Fund, which cancellation occurred concurrently with the Share Exchange. Immediately after the issuance of the shares to the PPG Owners, we had 26,018,750 shares of common stock issued and outstanding. As a result of the Share Exchange, the PPG Owners became our controlling stockholders, and Premier Power California became our wholly owned subsidiary. In connection with Premier Power California becoming our wholly owned subsidiary, we acquired the business and operations of the Premier Power Group, which became our principal business.

Concurrently with the closing of the Share Exchange and pursuant to a purchase and sale agreement, we sold all of the outstanding membership interests of our wholly owned subsidiary, Harry’s Trucking, LLC, a California limited liability company, to Haris Tajyar and Omar Tajyar in full satisfaction of related party cash advances and their indemnity with respect to the Company's prior business operations.

Director Independence

Our board of directors has determined that it currently has 2 members who qualify as "independent" as the term is used in Section 803A and Rule 10A-3(b)(ii) promulgated thereunder of the Exchange Act and the listing standards of the NYSE Alternext U.S., LLC.  The independent directors are Kevin Murray and Robert Medearis.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Macias Gini & O’Connell LLP served as our independent registered public accounting firm for our fiscal year ended December 31, 2008.  The following table shows the fees that were billed for audit and other services provided by this firm during the 2008 fiscal year:

Fiscal Year Ended December 31, 2008
Audit Fees (1)	$185,000
Audit-Related Fees (2)	214,000
Tax Fees (3)	—
All Other Fees (4)	—
Total	$399,000

(1)
Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years.  This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)
Audit-Related Fees – This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees."  The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)
Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice.  The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees – This category consists of fees for other miscellaneous items.

Li & Company, PC served as our independent registered public accounting firm for a portion of our fiscal year ended December 31, 2008.  The following table shows the fees that were billed for the audit and other services provided by this firm during the 2008 fiscal year:

Fiscal Year Ended December 31, 2008
Audit Fees (1)	$11,500
Audit-Related Fees (2)	―
Tax Fees (3)	―
All Other Fees (4)	―
Total	$11,500

(1)
Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years.  This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)
Audit-Related Fees – This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees."  The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)
Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice.  The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees – This category consists of fees for other miscellaneous items.

KMJ Corbin & Company, LLP served as our independent registered public accounting firm for our fiscal year ended December 31, 2007.  The following table shows the fees that were billed for the audit and other services provided by this firm during the 2007 fiscal year:

Fiscal Year Ended December 31, 2007
Audit Fees (1)	$42,230
Audit-Related Fees (2)	―
Tax Fees (3)	$2,687
All Other Fees (4)	―
Total	$44,917

(1)
Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with the engagement for fiscal years.  This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)
Audit-Related Fees – This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees."  The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)
Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice.  The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees – This category consists of fees for other miscellaneous items.

Pre-Approval Policies and Procedures of the Audit Committee

Our audit committee approves the engagement of our independent auditors and is also required to pre-approve all audit and non-audit expenses.  In the fiscal year ended December 31, 2008, no audit and non-audit expenses were approved by our audit committee as such committee was not formed until March 18, 2009.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements; Schedules

Our consolidated financial statements for the  years ended December 31, 2008 and 2007 begin on page F-1 of this annual report on Form 10-K.  We are not required to file any financial statement schedules.

Exhibits

The Exhibit Table on the following page lists those documents that we are required to file with this annual report on Form 10-K.

EXHIBIT TABLE

Exhibit Number	Description

2.1	Share Exchange Agreement by and among the Registrant, its majority stockholder, Premier Power Renewable Energy, Inc., and its stockholders, dated September 9, 2008 (3)

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment of the Certificate of Incorporation, filed August 19, 2008 with the Secretary of State of the State of Delaware (2)

3.4	Certificate of Amendment of the Certificate of Incorporation, filed August 29, 2008 and effective September 5, 2008 with the Secretary of State of the State of Delaware (3)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed September 10, 2008 with the Secretary of State of the State of Delaware (3)

3.6	Amendment to Certificate of Incorporation, filed November 24, 2008 with the Secretary of State of Delaware (6)

3.7	Amendment to Bylaws (7)

10.1	Business Loan Agreement (Asset Based) between Premier Power Renewable Energy, Inc. and Guaranty Bank, dated February 27, 2008 (3)

10.2	Promissory Note issued to Guaranty Bank by Premier Power Renewable Energy, Inc., dated February 27, 2008 (3)

10.3	Commercial Guaranty between Premier Power Renewable Energy, Inc., Dean Marks, and Guaranty Bank, dated February 27, 2008 (3)

10.4	Commercial Guaranty between Premier Power Renewable Energy, Inc., Sarilee Marks, and Guaranty Bank, dated February 27, 2008 (3)

10.5	Commercial Guaranty between Premier Power Renewable Energy, Inc., Simply Solar Inc., and Guaranty Bank, dated February 27, 2008 (3)

10.6	Commercial Guaranty between Premier Power Renewable Energy, Inc., Bright Future Technologies, LLC, and Guaranty Bank, dated February 27, 2008 (3)

10.7	Master Commercial Solar Terms and Conditions of Schüco USA, L.P. (3)

10.8	Authorized Dealer Agreement between Premier Power Renewable Energy, Inc. and SunPower Corporation, dated June 20, 2008 (3)

10.9	Employment Agreement between Premier Power Renewable Energy, Inc. and Dean R. Marks, dated August 22, 2008 (3)

10.10	Employment Agreement between Premier Power Renewable Energy, Inc. and Miguel de Anquin, dated August 22, 2008 (3)

10.11	Premier Management Consulting Agreement between Genesis Capital Advisors, LLC and Premier Power Renewable Energy, Inc., dated November 13, 2007 (3)

10.12	Engagement Agreement between GT Securities and Genesis Capital Advisors, LLC with and on behalf of Premier Power Renewable Energy, Inc., dated November 13, 2007 (3)

10.13	Form of Securities Purchase Agreement (3)

10.14	Form of Registration Rights Agreement (3)

10.15	Form of Series A Common Stock Purchase Warrant (3)

10.16	Form of Series B Common Stock Purchase Warrant (3)

10.17	Form of Lock-up Agreement (3)

10.18	Purchase and Sale Agreement between Harry’s Trucking, Inc. and Haris Tajyar and Omar Tajyar, dated September 9, 2008 (3)

10.19	Guaranty of Payment by Premier Power Renewable Energy, Inc. in favor of Guaranty Bank, dated September 9, 2008 (3)

10.20	Employment Agreement between Premier Power Renewable Energy, Inc. and Teresa Kelley, date October 24, 2008 (4)

10.21	First Amendment to Registration Rights Agreement between Premier Power Renewable Energy, Inc., Genesis Capital Advisors, LLC, and Vision Opportunity Master Fund, Ltd., dated October 31, 2008 (5)

10.22	Amended and Restated Agreement to Serve as Member of the Board of Directors between Premier Power Renewable Energy, Inc. and Kevin Murray, dated December 19, 2008 (8)

10.23	Amended and Restated Agreement to Serve as Member of the Board of Directors between Premier Power Renewable Energy, Inc. and Robert Medearis, dated December 19, 2008 (8)

10.24	Voting Agreement between Dean Marks and Miguel de Anquin, signed June 16, 2008 (and addendum) (10)

10.25	Voting Agreement between Dean Marks and Miguel de Anquin, dated January 21, 2009 (10)

10.26	Voting Agreement between Dean Marks, Sarilee Marks, and Miguel de Anquin, dated January 21, 2009 (10)

10.27	Business Loan Agreement (Asset Based) between Premier Power Renewable Energy, Inc. and Guaranty Bank, entered into on March 9, 2009 and effective February 27, 2009 (11)

10.28	Promissory Note issued to Guaranty Bank by Premier Power Renewable Energy, Inc., entered into on March 9, 2009 and effective February 27, 2009 (11)

10.29	Commercial Guaranty between Premier Power Renewable Energy, Inc., Dean Marks, and Guaranty Bank, entered into on March 9, 2009 and effective February 27, 2009 (11)

10.30	Commercial Guaranty between Premier Power Renewable Energy, Inc., Sarilee Marks, and Guaranty Bank, entered into on March 9, 2009 and effective February 27, 2009 (11)

10.31	Commercial Guaranty between Premier Power Renewable Energy, Inc., Bright Future Technologies, LLC, and Guaranty Bank, entered into on March 9, 2009 and effective February 27, 2009 (11)

10.32	Director Agreement between Premier Power Renewable Energy, Inc. and Tommy Ross (12)

10.33	Voting Agreement between Dean Marks and Miguel de Anquin, dated January 2, 2006 *

14.1	Code of Business Conduct and Ethics (9)

21.1	List of Subsidiaries (3)

31.1	Section 302 Certificate of Chief Executive Officer *

31.2	Section 302 Certificate of Chief Financial Officer *

32.1	Section 906 Certificate of Chief Executive Officer *

32.2	Section 906 Certificate of Chief Financial Officer *

* Filed herewith.

(1)	Filed on February 13, 2007 as an exhibit to our Registration Statement on Form SB-2/A, and incorporated herein by reference.

(2)	Filed on August 29, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(3)	Filed on September 11, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(4)	Filed on October 30, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(5)	Filed on November 6, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(6)	Filed on November 26, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(7)	Filed on January 16, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(8)	Filed on December 29, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(9)	Filed on November 7, 2008 as an exhibit to our Registration Statement on Form S-1, and incorporated herein by reference.

(10)	Filed on February 5, 2009 as an exhibit to our Amendment No. 1 to Registration Statement on Form S-1/A, and incorporated herein by reference.

(11)	Filed on March 12, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(12)	Filed on March 24, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER POWER RENEWABLE ENERGY, INC.

/s/ Dean Marks
Dean Marks, Chief Executive Officer and President

Date: March 31, 2009

In accordance with the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Dean Marks	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), and President	March 31, 2009
Dean Marks

/s/ Miguel de Anquin	Chief Operating Officer and Director	March 31, 2009
Miguel de Anquin

/s/ Teresa Kelley	Chief Financial Officer (Principal Financial Officer)	March 31, 2009
Teresa Kelley

/s/ Kevin Murray	Director	March 31, 2009
Kevin Murray

/s/ Tommy Ross	Director	March 31, 2009
Tommy Ross