Form 10-K/A
period 2008-12-31
Premier Power Renewable Energy, Inc.
filed 2009-05-06
CIK 1388686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date:  26,048,750 shares of common stock as of May 1, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

EXPLANATORY NOTE

This Amendment No. 1 to our annual report on Form 10-K (“Form 10-K/A”) for the fiscal year ended December 31, 2008 is filed to (i) add disclosures in the “Customers” sub-section of Item 1; (ii) add disclosures on recent sales of unregistered securities made by the Company during the 2008 fiscal year, which were inadvertently omitted from the Company’s annual report on Form 10-K filed on March 31, 2009, in Item 5; (iii) add disclosures to footnotes 7 and 8 of our financial statements; (iv) amend our management’s annual report on internal controls over financial reporting in Item 9A; and (v) update our Exhibit Table in Item 15.

These changes were made, and this Form 10-K/A is filed subsequent to our Amendment No. 3 to the Registration Statement on Form S-1 (333-155241), in response to a letter from the Commission dated April 29, 2009.  Except as required to reflect the changes noted above, this Form 10-K/A does not attempt to modify or update any other disclosures set forth in our annual report on Form 10-K. Additionally, this Form 10-K/A does not purport to provide a general update or discussion of any other developments of the Company subsequent to the original filing.  The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K/A contains forward-looking statements.  Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements that involve assumptions and describe our future plans, strategies, and expectations are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this annual report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this annual report generally.  This annual report may contain market data related to our business that may have been included in articles published by independent industry sources.  Although we believe these sources are reliable, we have not independently verified this market data.  This market data includes projections that are based on a number of assumptions.  If any one or more of these assumptions turns out to be incorrect, actual results may differ materially from the projections based on these assumptions.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will in fact occur.  In addition to the information expressly required to be included in this annual report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

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

•
Environmental Concerns and Climate Change . Concerns about climate change and greenhouse gas emissions have resulted in the Kyoto Protocol. 137 countries have voluntarily ratified the Kyoto Protocol and are required to reduce greenhouse gas emissions to target levels. The U.S. has the Renewable Portfolio Standard, which requires the purchase of a certain amount of power from renewable sources.

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

Customers

In 2008, our largest customers were Solar Power Partners, which represented 18% of our total sales, and Sutter Home and Otis, each representing 12% of our total sales. For the year ended December 31, 2008, 84% of our revenue was derived from sales to commercial and industrial customers, and 16% of our revenue was derived from sales to residential customers.  In 2007, our largest customers were Solar Power Partners, which represented 16% of our total sales, PG&E, which represented 9% of our total sales, and Chappellet Winery, which represented 5.45% of our total sales.  For the fiscal year ended December 31, 2007, 57% of our revenue was derived from sales to commercial and industrial customers, and 43% of our revenue was derived from sales to residential customers.

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

Compliance with Environmental Laws

Premier Power California is not required to comply with any environmental laws that are particular to the solar industry. However, it is our policy to be as environmentally conscientious in every aspect of our operations .

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

Our obligations under our current loan and security agreement with Guaranty Bank are secured by all of Premier Power California’ s assets. If we default under the credit facility, we could be required to repay all of our borrowings thereunder. In addition, Guaranty Bank could foreclose its security interest and liquidate some or all of our assets, which could cause us to curtail or cease operations.  As of March 31, 2009, there were no amounts outstanding under our agreement with Guaranty Bank.

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

As of March 31, 2009, the closing sales price for shares of our common stock was $4.40 per share on the OTCBB.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2008, we sold the following equity securities of the Company that were not registered under the Securities Act of 1933, as amended, and that were not previously disclosed in a quarterly report on Form 10-Q or on a current report on Form 8-K:

On December 4, 2008, the Company issued 30,000 restricted shares of common stock to Capital Group Communications, Inc. (“CGC”) in conjunction with an agreement to provide compensation for investor communications and public relations services.  This issuance was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. We made this determination based on the representations of CGC, which included, in pertinent part, that such stockholder was an "accredited investor" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that such stockholder was acquiring our securities for investment purposes for its own respective accounts and not as nominees or agents and not with a view to the resale or distribution thereof, and that the stockholder understood that our securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

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

Earnings per Share   – Earnings per share is computed in accordance with the provisions of SFAS No. 128, “ Earnings Per Share .” Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company’s outstanding convertible preferred shares using the “if converted” method and dilutive potential common shares. For all of the periods presented, the Company had no dilutive potential common shares except for outstanding convertible preferred shares during the year ended December 31, 2008.  Warrants to purchase 3,500,000 of the Company’s common shares were excluded as their exercise price exceeded the average market price of the Company’s common shares.

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

Results of Operations

The following table sets forth the results of our operations for the years ended December 31, 2008 and 2007:

	Year ended December 31,
	2008	% of Revenues	2007	% of Revenues
Net sales	$44,237,984	100.0%	$16,685,690	100.0%
Cost of sales	(38,710,592)	87.5%	(12,440,839)	74.6%
Gross profit	5,527,392	12.5%	4,244,851	25.4%
Operating expenses	4,729,542	10.7%	3,371,778	20.2%
Operating income	797,850	1.8%	873,073	5.2%
Other income (expense)	(45,324)	(0.1)%	(5,882)	0.0%
Income before income taxes	752,526	1.7%	867,191	5.2%
Income tax expense (benefit)	(40,857)	(0.1)%	39,873	0.2%
Minority interest	(224,315)	(0.5)%	16,547	0.1%
Net income	$569,068	1.3%	$843,865	5.1%

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

Earnings per Share – Earnings per share is computed in accordance with the provisions of SFAS No. 128, “Earnings Per Share .” Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company’s outstanding convertible preferred shares using the “if converted” method and dilutive potential common shares. For all of the periods presented, the Company had no dilutive potential common shares except for outstanding convertible preferred shares during the year ended December 31, 2008.  Warrants to purchase 3,500,000 of the Company’s common shares were excluded as their exercise price exceeded the average market price of the Company’s common shares.

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

In April 2008, the FASB issued FASB Staff Position (FSP) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets .” The FSP amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FAS No. 142, “ Goodwill and Other Intangible Assets .” The FSP must be applied prospectively to intangible assets acquired after the effective date. The Company will apply the guidance of the FSP to intangible assets acquired after January 1, 2009.

In May 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America (the GAAP hierarchy). This statement is effective November 15, 2008 which is 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments of AU Section 411, “ The Meaning of Presents Fairly in Conformity with Generally Accepted Accounting Principles. ”  The adoption of FAS 162 did not have a material effect on our financial statements.

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

Based on the relative fair values of the preferred stock and the warrants, we allocated $5,206,013 and $1,793,987 of the $7,000,000 gross proceeds, before issuance costs, to the preferred stock and warrants, respectively.  The aggregate net proceeds received from the issuance of the preferred stock and warrants was $5,511,895, giving effect to an aggregate $1,488,105 of financing-related costs.  The Company determined that the issuance of the warrants did not result in significant incremental financing-related costs and, as a result, netted such costs against the gross proceeds allocated to the preferred stock.  Net of financing-related costs, the Company allocated $3,717,908 and $1,793,987 of the net proceeds to the preferred stock and warrants, respectively.

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

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

Temporary differences and carry forwards, which give rise to significant portions of deferred tax assets and liabilities, are as follows:

December 31, 2008
Accruals and reserves	$252,577
Other	1,125
Gross deferred tax assets	253,702

Fixed assets	(28,753)
Intangible assets	(314,526)
Gross deferred tax liability	(343,279)

Net deferred tax liability	$(89,577)

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework .  Based on our assessment, management concluded that, as of December 31, 2008, the Company’s internal controls over financial reporting were ineffective due to the following significant deficiencies that existed on December 31, 2008:

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

•
Been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, where the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated ; or

•
Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, where the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated.

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

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

Please see the section titled “Securities Authorized for Issuance under Equity Compensation Plans” under Item 5 above.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2009 for each of our directors and officers; all directors and officers as a group; and each person known by us to beneficially own five percent or more of our common stock.

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

Name of Beneficial Owner and Address	Number of Shares of Common Stock Beneficially Owned (1)		Percent of Shares of Common Stock Beneficially Owned (1) (2)
Executive Officers and/or Directors:
Dean R. Marks	11,234,215		43.1%
Miguel de Anquin	6,744,638		25.9%
Teresa Kelley	0		*
Kevin Murray	0		*
Robert Medearis	0		*
Tommy Ross	0		0

5% Beneficial Owners:
Bjorn Persson	2,547,126		9.8%
Genesis Capital Advisors, LLC (3)	1,580,598		6.1%
Vision Opportunity Master Fund, Ltd. (4)	2,646,030	(5)	9.9	%(5)

All Executive Officers and Directors as a Group (6 persons)	17,978,853		69.0%

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

(2)	The percentage of class beneficially owned is based on 26,048,750 shares of common stock outstanding on March 31, 2009.

(3)	The address for this stockholder is 15760 Ventura Blvd., Suite 1550, Encino, CA 91436.

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

Financial Statements; Schedules

 Our consolidated financial statements for the  years ended December 31, 2008 and 2007 begin on page F-1 of this annual report on Form 10-K/A.  We are not required to file any financial statement schedules.

Exhibits

 The Exhibit Table on the following page lists those documents that we are required to file with this annual report on Form 10-K/A.

EXHIBIT TABLE

Exhibit Number	Description

2.1	Share Exchange Agreement by and among the Registrant, its majority stockholder, Premier Power Renewable Energy, Inc., and its stockholders, dated September 9, 2008 (3)

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment of the Certificate of Incorporation, filed August 19, 2008 with the Secretary of State of the State of Delaware (2)

3.4	Certificate of Amendment of the Certificate of Incorporation, filed August 29, 2008 and effective September 5, 2008 with the Secretary of State of the State of Delaware (3)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed September 10, 2008 with the Secretary of State of the State of Delaware (3)

3.6	Amendment to Certificate of Incorporation, filed November 24, 2008 with the Secretary of State of Delaware (6)

3.7	Amendment to Bylaws (7)

10.1	Business Loan Agreement (Asset Based) between Premier Power Renewable Energy, Inc. and Guaranty Bank, dated February 27, 2008 (3)

10.2	Promissory Note issued to Guaranty Bank by Premier Power Renewable Energy, Inc., dated February 27, 2008 (3)

10.3	Commercial Guaranty between Premier Power Renewable Energy, Inc., Dean Marks, and Guaranty Bank, dated February 27, 2008 (3)

10.4	Commercial Guaranty between Premier Power Renewable Energy, Inc., Sarilee Marks, and Guaranty Bank, dated February 27, 2008 (3)

10.5	Commercial Guaranty between Premier Power Renewable Energy, Inc., Simply Solar Inc., and Guaranty Bank, dated February 27, 2008 (3)

10.6	Commercial Guaranty between Premier Power Renewable Energy, Inc., Bright Future Technologies, LLC, and Guaranty Bank, dated February 27, 2008 (3)

10.7	Master Commercial Solar Terms and Conditions of Schüco USA, L.P. (3)

10.8	Authorized Dealer Agreement between Premier Power Renewable Energy, Inc. and SunPower Corporation, dated June 20, 2008 (3)

10.9	Employment Agreement between Premier Power Renewable Energy, Inc. and Dean R. Marks, dated August 22, 2008 (3)

10.10	Employment Agreement between Premier Power Renewable Energy, Inc. and Miguel de Anquin, dated August 22, 2008 (3)

10.11	Premier Management Consulting Agreement between Genesis Capital Advisors, LLC and Premier Power Renewable Energy, Inc., dated November 13, 2007 (3)

10.12	Engagement Agreement between GT Securities and Genesis Capital Advisors, LLC with and on behalf of Premier Power Renewable Energy, Inc., dated November 13, 2007 (3)

10.13	Form of Securities Purchase Agreement (3)

10.14	Form of Registration Rights Agreement (3)

10.15	Form of Series A Common Stock Purchase Warrant (3)

10.16	Form of Series B Common Stock Purchase Warrant (3)

10.17	Form of Lock-up Agreement (3)

10.18	Purchase and Sale Agreement between Harry’s Trucking, Inc. and Haris Tajyar and Omar Tajyar, dated September 9, 2008 (3)

10.19	Guaranty of Payment by Premier Power Renewable Energy, Inc. in favor of Guaranty Bank, dated September 9, 2008 (3)

10.20	Employment Agreement between Premier Power Renewable Energy, Inc. and Teresa Kelley, date October 24, 2008 (4)

10.21	First Amendment to Registration Rights Agreement between Premier Power Renewable Energy, Inc., Genesis Capital Advisors, LLC, and Vision Opportunity Master Fund, Ltd., dated October 31, 2008 (5)

10.22	Amended and Restated Agreement to Serve as Member of the Board of Directors between Premier Power Renewable Energy, Inc. and Kevin Murray, dated December 19, 2008 (8)

10.23	Amended and Restated Agreement to Serve as Member of the Board of Directors between Premier Power Renewable Energy, Inc. and Robert Medearis, dated December 19, 2008 (8)

10.24	Voting Agreement between Dean Marks and Miguel de Anquin, signed June 16, 2008 (and addendum) (10)

10.25	Voting Agreement between Dean Marks and Miguel de Anquin, dated January 21, 2009 (10)

10.26	Voting Agreement between Dean Marks, Sarilee Marks, and Miguel de Anquin, dated January 21, 2009 (10)

10.27	Business Loan Agreement (Asset Based) between Premier Power Renewable Energy, Inc. and Guaranty Bank, entered into on March 9, 2009 and effective February 27, 2009 (11)

10.28	Promissory Note issued to Guaranty Bank by Premier Power Renewable Energy, Inc., entered into on March 9, 2009 and effective February 27, 2009 (11)

10.29	Commercial Guaranty between Premier Power Renewable Energy, Inc., Dean Marks, and Guaranty Bank, entered into on March 9, 2009 and effective February 27, 2009 (11)

10.30	Commercial Guaranty between Premier Power Renewable Energy, Inc., Sarilee Marks, and Guaranty Bank, entered into on March 9, 2009 and effective February 27, 2009 (11)

10.31	Commercial Guaranty between Premier Power Renewable Energy, Inc., Bright Future Technologies, LLC, and Guaranty Bank, entered into on March 9, 2009 and effective February 27, 2009 (11)

10.32	Director Agreement between Premier Power Renewable Energy, Inc. and Tommy Ross (12)

10.33	Voting Agreement between Dean Marks and Miguel de Anquin, dated January 2, 2006 (13)

10.34	Second Amendment to Registration Rights Agreement between Premier Power Renewable Energy, Inc., Genesis Capital Advisors, LLC, and Vision Opportunity Master Fund, Ltd., dated May 1, 2009 (14)

14.1	Code of Business Conduct and Ethics (9)

21.1	List of Subsidiaries (3)

31.1	Section 302 Certificate of Chief Executive Officer *

31.2	Section 302 Certificate of Chief Financial Officer *

32.1	Section 906 Certificate of Chief Executive Officer *

32.2	Section 906 Certificate of Chief Financial Officer *

* Filed herewith .

(1)	Filed on February 13, 2007 as an exhibit to our Registration Statement on Form SB-2/A, and incorporated herein by reference.

(2)	Filed on August 29, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(3)	Filed on September 11, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(4)	Filed on October 30, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(5)	Filed on November 6, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(6)	Filed on November 26, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(7)	Filed on January 16, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(8)	Filed on December 29, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(9)	Filed on November 7, 2008 as an exhibit to our Registration Statement on Form S-1, and incorporated herein by reference.

(10)	Filed on February 5, 2009 as an exhibit to our Amendment No. 1 to Registration Statement on Form S-1/A, and incorporated herein by reference.

(11)	Filed on March 12, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(12)	Filed on March 24, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(13)	Filed on March 31, 2009 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.

(14)	Filed on May 1, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER POWER RENEWABLE ENERGY, INC.

/s/ Dean Marks
Dean Marks, Chief Executive Officer and President

Date: May 6, 2009

In accordance with the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Dean Marks	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), and President	May 6, 2009
Dean Marks

/s/ Miguel de Anquin	Chief Operating Officer and Director	May 6, 2009
Miguel de Anquin

/s/ Teresa Kelley	Chief Financial Officer (Principal Financial Officer)	May 6, 2009
Teresa Kelley

/s/ Kevin Murray	Director	May 6, 2009
Kevin Murray

/s/ Tommy Ross	Director	May 6, 2009
Tommy Ross