Form 10-Q
period 2009-03-31
Premier Power Renewable Energy, Inc.
filed 2009-05-19
CIK 1388686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).  Yes ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Non-Accelerated Filer ☐
Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check market whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date:  26,048,750 issued and outstanding as of May 18, 2009.

PREMIER POWER RENEWABLE ENERGY, INC.
TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2009

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Our financial statements start on the following page, beginning with page F-1.

PREMIER POWER RENEWABLE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,899,388	$5,770,536
Accounts receivable, net of allowance for doubtful accounts of $18,000 and $18,000 at March 31, 2009 and at December 31, 2008, respectively	4,025,281	4,767,653
Inventory	1,458,843	1,424,910
Prepaid expenses and other current assets	181,590	259,328
Costs and estimated earnings in excess of billings on uncompleted contracts	830,140	235,929
Sales tax receivable	250,517	93,775
Deferred tax assets	262,709	228,835
Total current assets	9,908,468	12,780,966

Property and equipment, net	501,537	474,905
Intangible assets	986,839	1,048,420
Goodwill	483,496	483,496
Deferred tax assets, long-term	668,350	24,867
Total assets	$12,548,690	$14,812,654

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,020,664	$3,707,141
Accrued liablilities	915,242	1,368,018
Other current	506,560	-
Billings in excess of costs and estimated earnings on uncompleted contracts	726,063	1,206,403
Taxes payable	280,598	184,470
Borrowings, current	26,933	38,311
Total current liabilities	5,476,060	6,504,343

Borrowings, non-current	85,591	92,407
Deferred tax liabilities, long-term	343,279	343,279
Total liabilities	5,904,930	6,940,029

Shareholders' equity:

Series A convertible preferred stock, par value $.0001 per share: 5,000,000 shares designated; 20,000,000 shares of preferred stock authorized; 3,500,000 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	350	350
Common stock, par value $.0001 per share; 500,000,000 shares authorized; 26,048,750 and 26,048,750 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	2,605	2,605
Additional paid-in-capital	5,687,987	7,542,064
Retained earnings	1,038,273	369,296
Accumulated other comprehensive (loss)	(85,455)	(41,690)
Total shareholders' equity	6,643,760	7,872,625
Total liabilities and shareholders' equity	$12,548,690	$14,812,654

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008

	Three Months Ended March 31,	Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)

Net sales	$4,793,352	$4,864,946
Cost of sales	(4,378,890)	(4,047,800)
Gross profit	414,462	817,146

Operating expenses:
Sales and marketing	624,313	408,504
General and administrative	1,069,819	608,059
Total operating expenses	1,694,132	1,016,563

Operating loss	(1,279,670)	(199,417)

Other income (expense):
Interest expense	(1,771)	(6,622)
Interest income	17,938	9,129
Total other income (expense), net	16,167	2,507

Loss before income taxes	(1,263,503)	(196,910)

Income tax (benefit) expense	(645,053)	2,800

Net loss before minority interest	(618,450)	(199,710)

Minority interest	-	6,151

Net loss	$(618,450)	$(193,559)

Earnings Per Share:

Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)

Weighted Average Shares Outstanding:

Basic	26,048,750	21,159,451
Diluted	26,048,750	21,159,451

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(618,450)	$(193,559)
Minority interest	-	(6,151)
Net loss before minority interest	(618,450)	(199,710)
Adjustments to reconcile net loss provided by (used in) operating activities:
Employees stock compensation	9,556	-
Depreciation and amortization	101,028	24,270
Changes in operating assets and liabilities:
Accounts receivable	522,198	1,363,921
Sales tax receivable	(155,450)	-
Inventory	(40,946)	167,065
Prepaid expenses and other assets	77,356	10,597
Costs and estimated earnings in excess of billings		-
on uncompleted contracts	(592,967)	(614,521)
Accounts payable	(438,754)	(828,740)
Accrued liablities	(437,074)	203,632
Billings in excess of costs and estimated earnings		-
on uncompleted contracts	(454,421)	329,511
Income tax payable	104,882	-
Deferred taxes	(679,309)	(11,000)
Net cash (used in) provided by operating activities	(2,602,351)	445,025

Cash flows from investing activities:
Acquisition of property and equipment	(35,057)	(13,771)

Cash flows from financing activities:
Net principal payments on borrowings	(54,891)	(14,161)
Proceeds from line of credit	-	500,000
Cost related to share registration	(69,646)	-
Net cash (used in) provided by financing activities	(124,537)	485,839

Effect of foreign currency	(109,203)	(31,382)
(Decrease) increase in cash and cash equivalents	(2,871,148)	885,711
Cash and cash equivalents at begining of period	5,770,536	1,277,043
Cash and cash equivalents at end of period	$2,899,388	$2,162,754

Supplemental cash flow information:
Non-cash investing and financing activities:
Issuance of notes to acquire equipment	$38,768	$-
Initial valuation of derivative liability	$506,560	$-
Interest paid	$1,864	$6,622
Taxes paid	$9,450	$2,800

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009

	Common Stock		Preferred Stock		Additional Paid	Retained	Accumulated Other Compre- hensive	Unaudited
	Shares	Amount	Shares	Amount	In Capital	Earnings	Income (Loss)	Total

Balance December 31, 2008	26,048,750	$2,605	3,500,000	$350	$7,542,064	$369,296	$(41,690)	$7,872,625

Net loss						(618,450)		(618,450)
Foreign currency translation adjustment							(43,765)	(43,765)
Comprehensive loss								(662,215)
Employee stock compensation					9,556			9,556
Cost related to share registration					(69,646)			(69,646)
Cummulative effect of adjustment upon adoption of EITF 07-5					(1,793,987)	1,287,427		(506,560)

Balance March 31, 2009 (unaudited)	26,048,750	$2,605	3,500,000	$350	$5,687,987	$1,038,273	$(85,455)	$6,643,760

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	ORGANIZATION AND NATURE OF BUSINESS

Premier Power Renewable Energy, Inc., a Delaware corporation (the “Parent”), and its subsidiaries, Premier Power Renewable Energy, Inc., a California corporation (“Premier Power California”), Bright Future Technologies, LLC (“Bright Future”), and Premier Power Sociedad Limitada (“Premier Power Spain”) (collectively the “Company”) designs, engineers, and installs photovoltaic systems in the United States and Spain.

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

Fair value of shares exchanged	$1,489,234
Tangible assets acquired	$(1,033,603)
Amortizing intangible assets acquired	$(1,110,001)
Liabilities assumed	$1,137,866
Goodwill	$483,496

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

Pursuant to a reverse acquisition between the Parent (formerly “Harry’s Trucking, Inc.”) and Premier Power California that closed on September 9, 2008, the shareholders of Premier Power California exchanged 100% of their interests in Premier Power California for an aggregate 24,218,750 shares of the Parent’s common stock.

Subsequent to the merger, the former shareholders of Premier Power California held approximately 87% of the outstanding common stock of the Company. The merger was considered to be a reverse acquisition accounted for as a recapitalization. Premier Power California was considered to be the accounting acquirer, and the historical financial statements of the Company are those of Premier Power California. The outstanding shares, members’ equity, and earnings per share in the historical financial statements have been restated to give effect to the shares of common stock issued to the controlling shareholders.

In connection with the reverse acquisition, the Company issued 3,500,000 units, each unit consisting of 1 share of Series A Convertible Preferred Stock, ½ of a Series A Warrant, and ½ of a Series B Warrant in exchange for $5,511,845 in net proceeds. Each 1 share of Series A Convertible Preferred Stock converts into 1 share of common stock. Each 1 Series A Warrant and 1 Series B Warrant entitles the holder thereof to purchase one share of common stock at $2.50 and $3.00 per share, respectively.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Premier Power Renewable Energy, Inc.  (the “Company”) for the years ended December 31, 2008 and 2007 appearing in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The March 31, 2009 unaudited interim condensed consolidated financial statements on Form 10-Q have been prepared pursuant to the rules and regulations of the SEC for smaller reporting companies. Certain information and note disclosures normally included in the annual financial statements on Form 10-K have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operation for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

The consolidated financial statements include the accounts of Premier Power Renewable Energy, Inc. and its subsidiaries. Intercompany balances, transactions and cash flows are eliminated on consolidation.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates include the allowance for doubtful accounts, warranty reserves, revenue recognition, the estimated useful life of property and equipment, derivative values, and income taxes. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand or in the bank and short-term investment securities with remaining maturities of 90 days or less at date of purchase.

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company had $2,672,010 and $5,129,335 in cash in bank accounts at March 31, 2009 and December 31, 2008, respectively, in excess of deposit insurance limits.

Concentrations and Credit Risk - One customer accounted for 24% of the Company’s sales for the three months ended March 31, 2009. One customer accounted for 27% of the Company’s revenues, another 10% of revenue and a third customer accounted for 9% of revenue for the three months ended March 31, 2008.   Accounts receivable primarily consist of trade receivables and amounts due from state agencies and utilities for rebates on solar systems installed.  At March 31, 2009, the Company had two customers that accounted for 34% and 18%, respectively, of the Company’s accounts receivable.   At March 31, 2008, four customers accounted for  20, 18%, 17%, and 14% , respectively, of the Company’s accounts receivable. The Company monitors account balances and follows up with accounts that are past due as defined in the terms of the contract with the customer. To date, the Company’s losses on uncollectible accounts receivable have been immaterial. The Company maintains an allowance for doubtful accounts receivable based on the expected collectability of its accounts receivable. The allowance for doubtful accounts is based on assessments of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, the allowance for doubtful accounts is increased. The allowance for doubtful accounts was $18,000 and $18,000 as of March 31, 2009 and December 31, 2008, respectively.

The Company purchases its solar panels from a limited number of vendors, but believes that in the event it is unable to purchase solar panels from these vendors, alternative sources of solar panels will be available.

Inventory - Inventory, consisting primarily of raw materials, is recorded using the average cost method and is carried at the lower of cost or market.

Property and Equipment - Property and equipment with a value greater than $2,000 are recorded at cost and depreciated using the straight-line method over estimated useful lives of 5 years, or in the case of leasehold improvements, the lease term, if shorter. Maintenance and repairs are expensed as they occur.

Stock-Based Compensation – The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)), which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant date fair value and generally recognizes the costs in the financial statements over the employee requisite service period.  Stock-based compensation expense for all stock-based compensation awards granted was based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Advertising - The Company expenses advertising costs as they are incurred. Advertising costs were $171,061and $149,174 for the three months ended March 31, 2009 and 2008, respectively.

Product Warranties - Prior to January 1, 2007, the Company provided a five year warranty covering the labor and materials associated with its installations. Effective January 1, 2007, the Company changed the coverage to generally be ten years in the U.S. and to one year in Spain for all contracts signed after December 31, 2006. Solar panels and inverters are warranted by the manufacturer for 25 years and 10 years, respectively. The Company recorded warranty expense of $83,882 and warranty claims of $42,624 for the three months ended March 31, 2008.  Activity in the Company’s warranty reserve for the three months ended March 31, 2009 was as follows:

Three Months Ended March 31, 2009
Balance at beginning of period	$367,250

Warranty expense	113,301

Less: Warranty claims	(148,304)

Balance at end of period	$332,247

Foreign Currency -Premier Power Spain’s functional currency is the Euro. Its assets and liabilities are translated at year-end exchange rates, except for certain non-monetary balances, which are translated at historical rates. All income and expense amounts of Premier Power Spain are translated at average exchange rates for the respective period. Translation gains and losses are not included in determining net income but are accumulated in a separate component of shareholders’ equity. Foreign currency transaction gains and losses are included in the determination of net income (loss) in the period in which they occur. For the three months ended March 31, 2009 and 2008, the foreign currency transaction loss was $41,093 and $69,244, respectively.

Minority Interest – The minority interest reflected in the statement of operations represents the 49% shareholdings of the non-controlling shareholders in the Company’s Spanish operations, Premier Power Spain. Concurrent with the reverse merger, these shareholdings were converted into shares of the Company’s stock and no longer reported as a minority interest effective September 9, 2008.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Earnings per Share – Earnings per share is computed in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company’s outstanding convertible preferred shares using the “if converted” method and dilutive potential common shares. For all of the periods presented, the Company had no dilutive potential common shares except for outstanding convertible preferred shares during the three months ended March 31, 2009.  Warrants to purchase 3,500,000 of the Company’s common shares were excluded as their exercise price exceeded the average market price of the Company’s common shares.

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Net Income (Loss)	$(618,450)	$(193,559)
Earnings Per Share:
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)
Weighted Average Shares Outstanding:
Basic	26,048,750	21,159,451
Diluted effect of convertible preferred stock	-	-
Diluted	26,048,750	21,159,451

On December 19, 2008, the board of directors approved the Premier Power Renewable Energy, Inc. 2008 Equity Incentive Plan (the “Incentive Plan”).  All of the Company’s employees, officers, and directors, and those consultants who (i) are natural persons and (ii) provide bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for our securities are eligible to be granted options or restricted stock awards under the Incentive Plan.  In January 2009, the Company granted stock options for 1,134,229 shares of its common stock to eligible persons.

Comprehensive Loss - Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive loss, as defined, includes all changes in equity during the period from non-owner sources, such as foreign currency translation adjustments.

Income Taxes – The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon the weight of available evidence, including expected future earnings. A valuation allowance is recognized if it is more likely than not that some portion, or all of a deferred tax asset will not be realized.

For the three months ended March 31, 2009, the Company recorded approximately $(612,000), $(34,000) and $1,000 in federal, state, and foreign income tax (benefit) expense, respectively. For the three months ended March 31, 2008, the Company recorded $0, $3,000, and $0 in federal, state, and foreign income tax expense, respectively. Prior to September 2008, the Company was not subject to federal income tax.  For the three months ended March 31, 2008, the Company’s pro forma tax and earnings per share data, had it been subject to federal income tax, would not have been materially different from that presented, and, thus, such pro forma data is not presented. At March 31, 2009, the Company recorded a deferred tax asset of approximately $645,000 related to its net operating loss. At March 31, 2009 and December 31, 2008, the Company had income tax payable of approximately $170,000 and $184,000, respectively.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Effective September 1, 2008, the Company adopted Financial Accounting Standards Interpretation No. 48, or FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in retained earnings.   As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits as of the September 2008 adoption date and at March 31, 2008. Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate.

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. As of March 31, 2009, the Company had no amount accrued for the payment of interest and penalties related to unrecognized tax benefits and no amounts as of the adoption date of FIN 48.

Premier Power Spain is organized under the laws of Spain and is subject to federal and provincial taxes.

Recently Issued Accounting Pronouncements

In December 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”)  No. 157, "Fair Value Measurement" ("FAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements.  This statement is effective for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities measured at fair value on a non-recurring basis for which the effective date will be for fiscal years beginning after November 15, 2008.  The adoption of FAS 157 for financial assets and liabilities did not have a material impact on the Company's consolidated financial statements.  The adoption of FAS 157 for non-financial assets did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (“FAS 141(R)”), which requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) is prospectively effective to business combinations for which the acquisition is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of FAS 141(R) on the Company's consolidated financial statements will be determined in part by the nature and timing of any future acquisitions completed.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (as amended)” (“FAS 160”), which improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity consolidated financial statements. Moreover, FAS 160 eliminates the diversity that currently exists in accounting from transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; earlier adoption is prohibited. The adoption of FAS 160 did not have a material effect on our results of operations, cash flows, or financial position.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”   (“FAS 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. The Company adopted FAS 161 effective beginning January 1, 2009. The adoption of FAS 161 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” The FSP amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FAS No. 142, “Goodwill and Other Intangible Assets.” The FSP must be applied prospectively to intangible assets acquired after the effective date. The adoption of FSP FAS 142-3 did not have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy). This statement became effective on November 15, 2008 which is 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments of AU Section 411, “The Meaning of Presents Fairly in Conformity with Generally Accepted Accounting Principles.”  The adoption of FAS 162 did not have a material effect on our consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock.”  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. See Note 8 for additional information.

In May 2009, the FASB issued FASB Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” FASB Staff Position No. APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The adoption of FSP APB 14-1 did not have a material effect on our consolidated financial statements.

3.	INTANGIBLE ASSETS

Intangibles consist of amortizing intangibles and goodwill. At March 31, 2009 and December 31, 2008, such amounts were as follows:

	March 31,2009	December 31,2008

Trademark	$852,194	$865,106
Employee contract	134,645	157,086
Backlog	—	26,228
Subtotal – amortizing intangibles	986,839	1,048,420
Goodwill	483,496	483,496
Total	$1,470,335	$1,531,916

There were no intangible assets at March 31, 2008.   Amortization periods for the intangibles are as follows: trademark – 17 years, employee contract – 2 years, and backlog – 6 months. Amortization for the three months ended March 31, 2009 was $61,581.  Accumulated amortization was $123,161. The Company expenses the costs, if any, to renew its recognized intangible assets.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2009	December 31, 2008

Equipment	$139,777	$203,628
Furniture and computers	156,115	59,194
Vehicles	536,299	504,546
	832,191	767,368

Less: accumulated depreciation	(330,654)	(292,463)
	$501,537	$474,905

Depreciation expense was $39,447 and $24,270 for the three months ended March 31, 2009 and 2008, respectively.

5.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following :

	March 31, 2009	December 31, 2008

Payroll	$239,490	$477,163
Warranty reserve	332,247	367,250
401K plan	36,760	20,000
Sales and local taxes	137,155	301,938
Workers compensation insurance	23,735	20,000
Accrued subcontractors	—	79,002
Other operational accruals	145,855	102,665
Total	$915,242	$1,368,018

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6.	BORROWINGS

Borrowings consist of notes payable and lines of credit.

Notes Payable

Notes payable were $112,524 and $130,718 at March 31, 2009 and December 31, 3008, respectively.  The notes are secured by vehicles and have maturities through 2014.   The annual interest rates on the notes range from 1.9% to 6.6%.  The future principal payments on these notes as of March 31, 2009 are as follows:

2009	$26,933
2010	27,783
2011	23,751
2012	19,999
2013	9,984
2014	4,074
$112,524

Line of Credit

In February 2008, Premier Power California entered into a $3,000,000 line of credit agreement (LOC) with Guaranty Bank, which expires on May 27, 2009.  The line of credit is secured by the assets of Premier Power California and personal guaranties issued by our Chairman and Chief Executive Officer, Dean Marks; Sarilee Marks, the wife of Dean Marks; and Bright Future.  The line of credit bears interest at the prime rate plus 1%.  At March 31, 2009, the interest rate was 6%.  At March 31, 2009 and December 31, 2008, the Company had no amounts outstanding under the LOC.

7.	COMMITMENTS AND CONTINGENCIES

Premier Power Spain is party to a non-cancelable lease for operating facilities in Madrid, Spain, which expires in 2013, and a non-cancelable lease for operating facilities in Navarra, Spain, which expires in 2012.  Premier Power California is party to a non-cancelable lease for operating facilities in Redlands, California, which expires in 2010.  These leases provide for annual rent increases tied to the Consumer Price Index. The leases require the following payments as of March 31, 2009, subject to annual adjustment, if any:

2009	$54,437
2010	38,038
2011	38,038
2012	30,642
2013	20,208

Total	$181,363

8.	DERIVATIVE INSTRUMENTS

Adoption of EITF 07-5

On January 1, 2009, the Company adopted EITF 07-5, Determining Whether an Instrument (or embedded Feature) is Indexed to an Entity’s Own Stock. As part of the adoption of EITF 07-5, the Company determined that its warrants are not indexed to its stock, and therefore the value of the warrants has been recorded as a liability.  Additionally, the Company determined that its convertible preferred stock instrument was not indexed to its stock, and therefore, the value of the conversion feature should be separated from the preferred stock and reclassified as a liability.  The Company determined that the fair value of the conversion feature of its convertible preferred stock was insignificant at January 1, 2009 and March 31, 2009.

The Company recorded the following cumulative effect of change in accounting principle pursuant to its adoption of EITF 07-5:

	Other Paid-In-Capital	Other Current Liability	Retained Earnings
Record January 1, 2009, derivative instrument liability related to convertible preferred stock	$–	$–	$–
Record January 1, 2009, derivative instrument liability related to warrants	–	506,560	(506,560)
Record the reversal of prior accounting related to warrants	(1,793,987)	–	1,793,987
	$(1,793,987)	$506,560	$1,287,427

A Black-Scholes option-pricing model was used to obtain the fair value of the Company’s warrants using the assumptions below at March 31, 2009.  Based on an independent valuation of its common stock the Company has determined that the value of its common stock was $.42 at both January 1, 2009 and March 31, 2009.

Number of Shares included in Warrants	Dividend Yield	Volatility	Risk-Free Rate	Expected Life (in years)	Exercise Price
1,750,000	0.0%	95.0%	4.5%	3.5	$2.50
1,750,000	0.0%	95.0%	4.5%	3.5	$3.00

9.	STOCK-BASED COMPENSATION

The Company’s 2008 Equity Incentive Plan (the “2008 Plan”) provides for the issuance of incentive stock options, non-statutory stock options, and restricted stock. The Company’s Board of Directors determines to whom grants are made and the vesting, timing, amounts and other terms of such grants, subject to the terms of the 2008 Plan. Incentive stock options may be granted only to employees of the Company, while non-statutory stock options may be granted to the Company’s employees, officers, directors, consultants and advisors. Options under the 2008 Plan vest as determined by the Board of Directors.  The term of the options granted under the 2008 Plan may not exceed 10 years, and the maximum aggregate shares subject to awards under the 2008 Plan that may be granted during any one (1) calendar year to any covered employee is 1,500,000 shares of common stock. Options for 1,142,479 shares of common stock were outstanding  as of March 31, 2009.  The Company did not grant stock options prior to January 2009, and there was no stock compensation expense for the three months ended March 31, 2008.

The Company recognized stock-based compensation expense of approximately $9,556 during the three months ended March 31, 2009..

The following table sets forth a summary  stock option activity for the three months ended March 31,2009 :

Weighted-
Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding and not vested beginning balance	-	$-
Granted during the period	1,142,479	0.21
Forfeited/cancelled during the period	-	-
Released/vested during the period	-	-
Outstanding and not vested at March 31, 2009	1,142,479	$0.21

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

At March 31, 2009 and December 31, 2008, there was approximately $199,898 and $0, respectively, of unrecognized stock-based compensation expense associated with the non-vested stock options granted. Stock-based compensation expense relating to these stock options is being recognized over a weighted-average period of 4.7 years. Stock compensation expense of $9,556 and $0 was recognized during the three months ended March 31, 2009 and 2008, respectively.  SFAS 123R requires the cash flows as a result of the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. There are no excess tax benefits relating to stock options for the three months ended March 31, 2009 and 2008, respectively, and therefore, there is no impact on the accompanying consolidated statements of cash flows. Tax expense associated with stock-based compensation expense for the three months ended March 31, 2009 was not significant.

The following table summarizes the consolidated stock-based compensation by line item for the three months ended March 31, 2009:

Three Months Ended
March 31, 2009

Administration	$4,472
Sales and marketing	2,010
Cost of goods sold	3,075
Total stock-based compensation expense	9,556
Tax effect on stock-based compensation expense	-
Total stock-based compensation expense after taxes	$9,556
Effect on net loss per share: basic and diluted	$-

The following table sets forth a summary of stock option activity for the three months ended March 31, 2009:

	Number of Shares Subject To	Weighted- Average
	Option	Exercise Price
Outstanding at January 1, 2009	-	$-
Granted during three months ended March 31, 2009	1,142,479	4.25
Forfeited/cancelled/expired during 2009	-	-
Exercised during the year	-	-
Outstanding at March 31, 2009	1,142,479	$4.25
Exercisable at March 31, 2009	-	$-

The fair value of stock option grants during the three months ended March 31, 2009 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Valuation Assumptions

      Valuation and Amortization Method — The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula. The fair value is then amortized over the requisite service periods of the awards, which is generally the vesting period. Stock options  typically have a ten year life from date of grant and vesting periods of four to five years. For the three months ended March 31, 2009, the fair value of the Company’s common stock is based on its value as determined by an independent valuation at the time of the reverse merger as the Company’s shares were not actively traded. Compensation expense is recognized on a straight-line basis over the respective vesting period.

      Expected Term — The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. For awards granted subject only to service vesting requirements, the Company utilizes the simplified method under the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”) for estimating the expected term of the stock-based award.

      Expected Volatility — Because there is minimal history of stock price returns, the Company does not have sufficient historical volatility data for its equity awards. Accordingly, the Company has chosen to use rates for similar publicly traded U.S.-based competitors to calculate the volatility for its granted options.

      Expected Dividend — The Company has never paid dividends on its common shares and currently does not intend to do so, and accordingly, the dividend yield percentage is zero for all periods.

      Risk-Free Interest Rate — The Company bases the risk-free interest rate used in the Black-Scholes valuation method upon the implied yield curve currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Expected volatility	93.60%
Expected dividends	0.0%
Expected life	7.5 years
Risk-free interest rate	1.88%
Weighted-average fair value per share	$0.21

The weighted-average fair value per share of the stock options as determined on the date of grant was $0.21 for the 1,142,479 stock options granted during the three months ended March 31, 2009. The total fair value of stock options vested during the three months ended March 31, 2009 was $0.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10.	EMPLOYEE BENEFITS

Premier Power Renewable Energy, Inc. has a 401(k) plan (the Plan) for its employees. Employees are eligible to make contributions when they attain an age of twenty-one and have completed at least one year of service. Premier Power makes discretionary matching contributions to employees who qualify for the Plan and were employed on the last day of the Plan year. Such contributions totaled $12,000 and $18,000 for the three months ended March 31, 2009 and 2008, respectively. Employees are vested 100% after 3 years of service. Neither Bright Future nor Premier Power Spain offer defined contribution or defined benefit plans to their employees.

11.	RELATED PARTIES TRANSACTION

The Company’s CEO, who is also a significant shareholder of the Company, is a guarantor of the Company’s line of credit with Guaranty Bank. Prior to the reverse merger, Premier Power California made distributions to its members to cover their estimated tax liabilities on their deemed portion of its income. These distributions are based on the Company's best estimates and available information, and may be revised at a later date. Such revisions may result in a portion of previously made distributions being refunded to the Company. The balance of $23,458 was recorded as due from shareholders at March 31, 2008 and represents payments made to a member of Premier Power California in excess of the member’s actual tax liability. Such amounts were repaid on June 30, 2008. Due to the nature of the receivable and its short duration, it was not interest bearing or collateralized.

12.           FAIR VALUE MEASUREMENTS

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

•	Level 1, defined as observable inputs such as quoted prices in active markets for identical assets.

•
Level 2, defined as observable inputs other than Level 1 prices.  They include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in a market that is not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The table below sets forth, by level, the Company’s financial assets and liabilities that are accounted for at fair value.

	Level 1	Level 2	Level 3
Liabilities: Warrants	$ –	$ –	$ 506,560

The following table summarizes the change in the fair values of the derivative instrument liabilities categorized as Level 3:

Three Months Ended March 31, 2009
Beginning balance	$–
January 1, 2009, beginning balance adjustment pursuant to adoption of EITF 07-5	(506,560)
Change in fair value	–
Ending balance	$(506,560)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a developer, designer, and integrator of solar energy solutions. Our financial statements give effect to the financial position and results of operations of Premier Power Renewable Energy, Inc., a California corporation (“Premier Power California”), and its two wholly owned subsidiaries (i) Bright Future Technologies LLC (“Bright Future”) and (ii) and Premier Power Sociedad Limitada (“Premier Power Spain”), (collectively the “Premier Power Group”). We develop, market, sell, and maintain solar energy systems for residential, agricultural, commercial, industrial customers in North America and Spain. We use solar components from the solar industry’s leading suppliers and manufacturers such as General Electric, Sharp, Kyocera, Fronius, Watsun, and SunPower Corporation.

On September 9, 2008, we acquired all of the outstanding shares of Premier Power California in exchange for the issuance by the Company of 24,218,750 restricted shares of our common stock (the “Share Exchange”)., which represented approximately 93.1% of the then-issued and outstanding common stock of the Company.  As a result of the Share Exchange, Premier Power California became the Company’s wholly owned subsidiary, and the Company acquired the business and operations of the Premier Power Group. Prior to the Share Exchange, the operations of the Premier Power Group were deemed to have common ownership and control

Concurrently with the closing of the Share Exchange on September 9, 2008, we raised $7,000,000 in a private placement financing (the “Financing”) by issuing a total of 3,500,000 units (the “Units”), with each Unit consisting of one share of our Series A Convertible Preferred Stock (“Series A Preferred Stock”), one-half of one Series A Warrant (the “Series A Warrants”), and one-half of one Series B Warrant (the “Series B Warrants”) to investors at $2.00 per Unit.

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

While our significant accounting policies are more fully described in Note 1 to our condensed consolidated financial statements, we believe that the following accounting policies are the most critical to aid the reader in fully understanding and evaluating this discussion and analysis:

Basis of Presentation – The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Premier Power Renewable Energy, Inc.  (the “Company”) for the years ended December 31, 2008 and 2007 appearing in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The March 31, 2009 unaudited interim condensed consolidated financial statements on Form 10-Q have been prepared pursuant to the rules and regulations of the SEC for smaller reporting companies. Certain information and note disclosures normally included in the annual financial statements on Form 10-K have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operation for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.  The consolidated financial statements include the accounts of Premier Power Renewable Energy, Inc. and its subsidiaries. Intercompany balances, transactions and cash flows are eliminated on consolidation.

Inventory – Inventory, consisting primarily of raw materials, are recorded using the average cost method and are carried at the lower of cost or market.

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

Earnings per Share   – Earnings per share is computed in accordance with the provisions of SFAS No. 128, “ Earnings Per Share .” Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company’s outstanding convertible preferred shares using the “if converted” method and dilutive potential common shares. For all of the periods presented, the Company had no dilutive potential common shares except for outstanding convertible preferred shares during the period ended March 31, 2009.  Warrants to purchase 3,500,000 of the Company’s common shares were excluded as their exercise price exceeded the average market price of the Company’s common shares.

Stock-Based Compensation – The Company accounts for stock-based compensation under the provision of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)), which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant date fair value and generally recognizes the costs in the financial statements over the employee requisite service period.  Stock-based compensation expense for all stock-based compensation awards granted was based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Product Warranties   –   Prior to January 1, 2007, the Company provided a five year warranty covering the labor and materials associated with its installations. Effective January 1, 2007, the Company changed the coverage to generally be ten years in the U.S. and to one year in Spain for all contracts signed after December 31, 2006. Solar panels and inverters are warranted by the manufacturer for 25 years and 10 years, respectively. The Company recorded warranty expense of $83,882 and warranty claims of $42,624 for the three months ended March 31, 2008. Activity in the Company’s warranty reserve for the three months ended March 31, 2009 was as follows:

Three Months Ended March 31, 2009
Balance at beginning of period	$367,250

Warranty expense	113,301

Less: Warranty claims	(148,304)

Balance at end of period	$332,247

Comprehensive Loss – Statement of Financial Accounting Standards No. 130, “ Reporting Comprehensive Income ,” establishes standards for reporting comprehensive loss and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive loss, as defined, includes all changes in equity during the period from non-owner sources, such as foreign currency translation adjustments.

Recently Issued Accounting Pronouncements

In December 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”)  No. 157, " Fair Value Measurement " ("FAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements.  This statement is effective for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities measured at fair value on a non-recurring basis for which the effective date will be for fiscal years beginning after November 15, 2008.  The adoption of FAS 157 for financial assets and liabilities did not have a material impact on the Company's consolidated financial statements.  The adoption of FAS 157 for non-financial assets did not have a material impact on the Company’s financial position, results of operations, and cash flows.

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

In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (“FAS 141(R)”), which requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) is prospectively effective to business combinations for which the acquisition is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of FAS 141(R) on the Company's consolidated financial statements will be determined in part by the nature and timing of any future acquisitions completed.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (as amended)” (“FAS 160”), which improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity consolidated financial statements. Moreover, FAS 160 eliminates the diversity that currently exists in accounting from transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; earlier adoption is prohibited. The adoption of FAS 160 did not have a material effect on our results of operations, cash flows, or financial position.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. The Company adopted FAS 161 effective beginning January 1, 2009. The adoption of FAS 161 did not have a material effect on the Company’s financial position, results of operations, and cash flows.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” The FSP amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FAS No. 142, “Goodwill and Other Intangible Assets.” The FSP must be applied prospectively to intangible assets acquired after the effective date. The adoption of FSP FAS 142-3 did not have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy). This statement is effective November 15, 2008, which is 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments of AU Section 411, “The Meaning of Presents Fairly in Conformity with Generally Accepted Accounting Principles.”  The adoption of FAS 162 did not have a material effect on our financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock.”  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. See Note 8 to our condensed consolidated financial statements included herein for additional information.

In May 2009, the FASB issued FASB Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FASB Staff Position No. APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The adoption of FSP APB 14-1 did not have a material effect on our consolidated financial statements.

Results of Operations

Net sales.   For the three months ended March 31, 2009, net sales decreased 1% relative to the three months ended March 31, 2008, from $4,864,946 to $4,793,352.  The slight decrease from the first quarter of 2008 to the first quarter of 2009 is primarily attributable to continued expansion of our Spanish operations in the rooftop market offset by a slowdown in our U.S. in residential and commercial sales.

Cost of sales.     Cost of sales for the three months ended March 31, 2009 was $4,378,890 as compared to $4,047,800 for the three months ended March 31, 2008, an increase of approximately 8%.   The increase in our cost of sales is attributable to a higher percentage of our net sales being comprised of commercial sales rather than residential sales as commercial projects carry a higher cost of sales than residential projects.

Gross profit.   Gross profit for the three months ended March 31, 2009 was $414,462 as compared to a gross profit of $817,146 for the three months ended March 31, 2008, representing gross margins of approximately 9% and 17%, respectively.  The decrease in gross profit percent is attributed to our higher fixed operations cost and some increased costs on our large scale commercial projects.

Operating expenses.   Our operating expenses consist of sales and marketing expenses and administrative expenses.  For the three months ended March 31, 2009, total operating expenses were $1,694,132, consisting of sales and marketing costs of $624,313 and administrative costs of $1,069,819, while total operating expenses for the three months ended March 31, 2008 were $1,016,563, consisting of sales and marketing costs of $408,504 and administrative costs of $608,059, representing an increase of approximately 67%.  As a percentage of sales, operating expenses were 35% and 21% for the three months ended March 31, 2009 and 2008, respectively.  The increase in operating expenses is due to hiring of additional sales people in our commercial sales department and increased professional costs related to becoming a public company through our share exchange transaction that closed in September 2008.

Income taxes.  For the three months ended March 31, 2009, we recorded a tax benefit of $645,053, primarily due to our recognition of net operating losses.  For the three months ended March 31, 2008, we were not subject to federal income taxes.  The change in income taxes primarily related to a change in our tax status for federal income taxes.

Net loss.  We had a net loss of $618,450 for the three months ended March 31, 2009 as compared to a net loss of  $193,559 for the three months ended March 31, 2008.

LIQUIDITY

Cash Flows

(in thousands)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Net cash (used in) provided by operating activities	$(2,602,351)	$445,025
Net cash (used in) investing activities	$(35,057)	$(13,771)
Net cash (used in) provided by financing activities	$(124,537)	$485,839
Net (decrease) increase in cash and cash equivalents	$(2,871,148)	$885,711

Net cash flow used in operating activities was $2,602,351 for the three months ended March 31, 2009, while net cash flow provided by operating activities was $445,025 for the three months ended March 31, 2008.  The decrease in net cash flow from operating activities between the two quarters was mainly due to a greater net loss and accrued liabilities and taxes.

Net cash flow used in investing activities was $35,057 for the three months ended March 31, 2009, while and net cash flow used in investing activities was $13,771 for the three months ended March 31, 2008.

Net cash flow used in financing activities was $124,537 for the three months ended March 31, 2009, while net cash flow provided by financing activities was $485,839 for the three months ended March 31, 2008.  The decrease in net cash flow from financing activities was mainly due to the Company utilizing its line of credit during the three months ended March 31, 2008 as well as increased costs we incurred during the three months ended March 31, 2009 associated with the registration of certain securities pursuant to the Registration Rights Agreement we entered into in connection with our financing transaction that closed in September 2008.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Line of Credit

On March 9, 2009, Premier Power California entered into an agreement with Guaranty Bank for a $3,000,000 line of credit that became effective on February 27, 2009 and matures on May 27, 2009.  This line of credit renewed a $3,000,000 line of credit that Premier Power California had with Guaranty Bank that matured on February 26, 2009.  The line of credit is secured by the assets of Premier Power California and personal guaranties issued by our Chairman and Chief Executive Officer, Dean Marks; Sarilee Marks, the wife of Dean Marks; and Bright Future.  The line of credit bears interest at the prime rate plus 1%.  At March 31, 2009, the interest rate was 6%.  As of March 31, 2009, there were no amounts outstanding under our agreement with Guaranty Bank.

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

The following table summarizes our contractual obligations as of March 31, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 years +
Contractual Obligations:
Bank Indebtedness	$107,372	$21,781	$51,534	$29,983	$4,074
Other Indebtedness	5,152	5,152	-	-	-
Operating Leases	181,362	54,437	76,076	50,849	-
Totals:	$293,886	$81,370	$127,610	$80,832	$4,074

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

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material developments during the quarter ended March 31, 2009 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1	Share Exchange Agreement by and among the Company, its majority stockholder, Premier Power Renewable Energy, Inc., and its stockholders, dated September 9, 2008 (3)

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment of the Certificate of Incorporation, filed August 19, 2008 with the Secretary of State of the State of Delaware (2)

3.4	Certificate of Amendment of the Certificate of Incorporation, filed August 29, 2008 and effective September 5, 2008 with the Secretary of State of the State of Delaware (3)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed September 10, 2008 with the Secretary of State of the State of Delaware (3)

3.6	Amendment to Certificate of Incorporation, filed November 24, 2008 with the Secretary of State of Delaware (4)

3.7	Amendment to Bylaws (5)

10.1	Voting Agreement between Dean Marks and Miguel de Anquin, dated January 21, 2009 (6)

10.2	Voting Agreement between Dean Marks, Sarilee Marks, and Miguel de Anquin, dated January 21, 2009 (6)

10.3	Business Loan Agreement (Asset Based) between Premier Power Renewable Energy, Inc. and Guaranty Bank, entered into on March 9, 2009 and effective February 27, 2009 (7)

10.4	Promissory Note issued to Guaranty Bank by Premier Power Renewable Energy, Inc., entered into on March 9, 2009 and effective February 27, 2009 (7)

10.5	Commercial Guaranty between Premier Power Renewable Energy, Inc., Dean Marks, and Guaranty Bank, entered into on March 9, 2009 and effective February 27, 2009 (7)

10.6	Commercial Guaranty between Premier Power Renewable Energy, Inc., Sarilee Marks, and Guaranty Bank, entered into on March 9, 2009 and effective February 27, 2009 (7)

10.7	Commercial Guaranty between Premier Power Renewable Energy, Inc., Bright Future Technologies, LLC, and Guaranty Bank, entered into on March 9, 2009 and effective February 27, 2009 (7)

10.8	Director Agreement between Premier Power Renewable Energy, Inc. and Tommy Ross, dated March 23, 2009 (8)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

*	Filed herewith.

(1)	Filed on February 13, 2007 as an exhibit to our Registration Statement on Form SB-2/A, and incorporated herein by reference.

(2)	Filed on August 29, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(3)	Filed on September 11, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(4)	Filed on November 26, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(5)	Filed on January 16, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(6)	Filed on February 5, 2009 as an exhibit to our Amendment No. 1 to Registration Statement on Form S-1/A, and incorporated herein by reference.

(7)	Filed on March 12, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(8)	Filed on March 24, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER POWER RENEWABLE ENERGY, INC.
(Registrant)

Date: May 19, 2009	By:	/s/ Dean Marks
Dean Marks
Chief Executive Officer and President
Date: May 19, 2009	By:	/s/ Teresa Kelley
Teresa Kelley
Chief Financial Officer