Form 10-Q/A
period 2009-03-31
Premier Power Renewable Energy, Inc.
filed 2009-05-21
CIK 1388686

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

EXPLANATORY NOTE

This Amendment No. 1 to our quarterly report on Form 10-Q (“Form 10-Q/A”) for the quarter ended March 31, 2009 is filed to (i) correct typographical errors contained in our Balance Sheet, Statement of Cash Flows, and Statement of Shareholders’ Equity; (ii) amend Note 2 to our financial statements included in this report; and (iii) amend Note 8 to our financial statements included in this report

These changes were made, and this Form 10-Q/A is filed subsequent to our Amendment No. 5 to the Registration Statement on Form S-1 (333-155241), in response to a letter from the Commission dated May 20, 2009.  Except as required to reflect the changes noted above, this Form 10-Q/A does not attempt to modify or update any other disclosures set forth in our quarterly report on Form 10-Q. Additionally, this Form 10-Q/A does not purport to provide a general update or discussion of any other developments of the Company subsequent to the original filing.  The filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

PREMIER POWER RENEWABLE ENERGY, INC.
TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q/A
FOR QUARTER ENDED MARCH 31, 2009

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

Our financial statements start on the following page, beginning with page F-1.

PREMIER POWER RENEWABLE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,899,388	$5,770,536
Accounts receivable, net of allowance for doubtful accounts of $18,000 and $18,000 at March 31, 2009 and at December 31, 2008, respectively	4,025,281	4,767,653
Inventory	1,458,843	1,424,910
Prepaid expenses and other current assets	181,590	259,328
Costs and estimated earnings in excess of billings on uncompleted contracts	830,140	235,929
Sales tax receivable	250,517	93,775
Deferred tax assets	262,709	228,835
Total current assets	9,908,468	12,780,966

Property and equipment, net	501,537	474,905
Intangible assets	986,839	1,048,420
Goodwill	483,496	483,496
Deferred tax assets, long-term	668,350	24,867
Total assets	$12,548,690	$14,812,654

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,020,664	$3,707,141
Accrued liabilities	915,242	1,368,018
Other current	506,560	-
Billings in excess of costs and estimated earnings on uncompleted contracts	726,063	1,206,403
Taxes payable	280,598	184,470
Borrowings, current	26,933	38,311
Total current liabilities	5,476,060	6,504,343

Borrowings, non-current	85,591	92,407
Deferred tax liabilities, long-term	343,279	343,279
Total liabilities	5,904,930	6,940,029

Shareholders' equity:

Series A convertible preferred stock, par value $.0001 per share: 5,000,000 shares designated; 20,000,000 shares of preferred stock authorized; 3,500,000 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	350	350
Common stock, par value $.0001 per share; 500,000,000 shares authorized; 26,048,750 and 26,048,750 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	2,605	2,605
Additional paid-in-capital	5,687,987	7,542,064
Retained earnings	1,038,273	369,296
Accumulated other comprehensive (loss)	(85,455)	(41,690)
Total shareholders' equity	6,643,760	7,872,625
Total liabilities and shareholders' equity	$12,548,690	$14,812,654

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

PREMIER POWER RENEWABLE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(618,450)	$(193,559)
Minority interest	-	(6,151)
Net loss before minority interest	(618,450)	(199,710)
Adjustments to reconcile net loss provided by (used in) operating activities:
Employees stock compensation	9,556	-
Depreciation and amortization	101,028	24,270
Changes in operating assets and liabilities:
Accounts receivable	522,198	1,363,921
Sales tax receivable	(155,450)	-
Inventory	(40,946)	167,065
Prepaid expenses and other assets	77,356	10,597
Costs and estimated earnings in excess of billings		-
on uncompleted contracts	(592,967)	(614,521)
Accounts payable	(438,754)	(828,740)
Accrued liabilities	(437,074)	203,632
Billings in excess of costs and estimated earnings		-
on uncompleted contracts	(454,421)	329,511
Income tax payable	104,882	-
Deferred taxes	(679,309)	(11,000)
Net cash (used in) provided by operating activities	(2,602,351)	445,025

Cash flows from investing activities:
Acquisition of property and equipment	(35,057)	(13,771)

Cash flows from financing activities:
Net principal payments on borrowings	(54,891)	(14,161)
Proceeds from line of credit	-	500,000
Cost related to share registration	(69,646)	-
Net cash (used in) provided by financing activities	(124,537)	485,839

Effect of foreign currency	(109,203)	(31,382)
(Decrease) increase in cash and cash equivalents	(2,871,148)	885,711
Cash and cash equivalents at beginning of period	5,770,536	1,277,043
Cash and cash equivalents at end of period	$2,899,388	$2,162,754

Supplemental cash flow information:
Non-cash investing and financing activities:
Issuance of notes to acquire equipment	$38,768	$-
Initial valuation of derivative liability	$506,560	$-
Interest paid	$1,864	$6,622
Taxes paid	$9,450	$2,800

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009

	Common Stock		Preferred Stock		Additional Paid	Retained	Accumulated Other Compre- hensive	Unaudited
	Shares	Amount	Shares	Amount	In Capital	Earnings	Income (Loss)	Total

Balance December 31, 2008	26,048,750	$2,605	3,500,000	$350	$7,542,064	$369,296	$(41,690)	$7,872,625

Cumulative effect of adjustment upon adoption of EITF 07-5					(1,793,987)	1,287,427		(506,560)
Balance January 1, 2009	26,048,750	2,605	3,500,000	350	5,748,077	1,656,723	(41,690)	7,366,065
Net loss						(618,450)		(618,450)
Foreign currency translation adjustment							(43,765)	(43,765)
Comprehensive loss								(662,215)
Employee stock compensation					9,556			9,556
Cost related to share registration					(69,646)			(69,646)

Balance March 31, 2009 (unaudited)	26,048,750	$2,605	3,500,000	$350	$5,687,987	$1,038,273	$(85,455)	$6,643,760

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

Concentrations and Credit Risk - One customer accounted for 24% of the Company’s sales for the three months ended March 31, 2009. One customer accounted for 27% of the Company’s revenues, another 10% of revenue and a third customer accounted for 9% of revenue for the three months ended March 31, 2008.   Accounts receivable primarily consist of trade receivables and amounts due from state agencies and utilities for rebates on solar systems installed.  At March 31, 2009, the Company had two customers that accounted for 34% and 18%, respectively, of the Company’s accounts receivable.   At March 31, 2008, four customers accounted for 20%, 18%, 17%, and 14% , respectively, of the Company’s accounts receivable. The Company monitors account balances and follows up with accounts that are past due as defined in the terms of the contract with the customer. To date, the Company’s losses on uncollectible accounts receivable have been immaterial. The Company maintains an allowance for doubtful accounts receivable based on the expected collectability of its accounts receivable. The allowance for doubtful accounts is based on assessments of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, the allowance for doubtful accounts is increased. The allowance for doubtful accounts was $18,000 and $18,000 as of March 31, 2009 and December 31, 2008, respectively.

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

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Earnings per Share – Earnings per share is computed in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company’s outstanding convertible preferred shares using the “if converted” method and dilutive potential common shares. For all of the periods presented, the Company had no dilutive potential common shares except for outstanding convertible preferred shares during the three months ended March 31, 2009.  Warrants to purchase 3,500,000 of the Company’s common shares were excluded from the calculation of diluted earnings per share as they were antidilutive .

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

Accrued liabilities consisted of the following:

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

Adoption of EITF 07-5

On January 1, 2009, the Company adopted EITF 07-5, Determining Whether an Instrument (or embedded Feature) is Indexed to an Entity’s Own Stock. As part of the adoption of EITF 07-5, the Company determined that its warrants are not indexed to its stock as a result of the basis of an exercise price reset that occurs when the Company sells its common stock at a lower price, even if such price is at fair value. Thus, the value of the warrants has been recorded as a liability.  Additionally, the Company determined that its convertible preferred stock instrument was not indexed to its stock, and therefore, the value of the conversion feature should be separated from the preferred stock and reclassified as a liability.  The Company determined that the fair value of the conversion feature of its convertible preferred stock was insignificant at January 1, 2009 and March 31, 2009.

The Company recorded the following cumulative effect of change in accounting principle pursuant to its adoption of EITF 07-5 as of January 1, 2009:

	Other Paid-In-Capital	Other Current Liability	Retained Earnings
Record January 1, 2009, derivative instrument liability related to convertible preferred stock	$–	$–	$–
Record January 1, 2009, derivative instrument liability related to warrants	–	506,560	(506,560)
Record January 1, 2009, the reversal of prior accounting related to warrants	(1,793,987)	–	1,793,987
	$(1,793,987)	$506,560	$1,287,427

There was no significant impact to the Company’s statement of operations for the three months ended March 31, 2009 from changes in the value of the warrants liability.  As a result, there was no significant impact on the Company’s net income and related per share amounts.

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

The Company recognized stock-based compensation expense of approximately $9,556 during the three months ended March 31, 2009.

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

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

At March 31, 2009 and December 31, 2008, there was approximately $199,898 and $0, respectively,  of unrecognized stock-based compensation expense associated with the non-vested stock options granted. Stock-based compensation expense relating to these stock options is being recognized over a weighted-average period of 4. 7   years. Stock compensation expense of $9,556 and $0 was recognized during the three months ended March 31, 2009 and 2008, respectively.  SFAS 123R requires the cash flows as a result of the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. There are no excess tax benefits relating to stock options for the three months ended March 31, 2009 and 2008, respectively, and therefore, there is no impact on the accompanying consolidated statements of cash flows. Tax expense associated with stock-based compensation expense for the three months ended March 31, 2009 was not significant.

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

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The table below sets forth, by level, the Company’s financial assets and liabilities that are accounted for at fair value.

	Level 1	Level 2	Level 3
Liabilities: Warrants	$–	$–	$506,560

The following table summarizes the change in the fair values of the derivative instrument liabilities categorized as Level 3:

Three Months Ended March 31, 2009
Beginning balance	$–
January 1, 2009, beginning balance adjustment pursuant to adoption of EITF 07-5	(506,560)
Change in fair value	–
Ending balance	$(506,560)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

As used in this report, unless the context requires otherwise, “we” or “us” or the “Company” or “Premier Power” means Premier Power Renewable Energy, Inc. and its subsidiaries.

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

Earnings per Share   – Earnings per share is computed in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company’s outstanding convertible preferred shares using the “if converted” method and dilutive potential common shares. For all of the periods presented, the Company had no dilutive potential common shares except for outstanding convertible preferred shares during the period ended March 31, 2009.  Warrants to purchase 3,500,000 of the Company’s common shares were excluded from the calculation of diluted earnings per share as they were antidilutive.

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

Comprehensive Loss – Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive loss and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive loss, as defined, includes all changes in equity during the period from non-owner sources, such as foreign currency translation adjustments.

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

PREMIER POWER RENEWABLE ENERGY, INC.
(Registrant)

Date: May 21, 2009	By:	/s/ Dean Marks
Dean Marks
Chief Executive Officer and President
Date: May 21, 2009	By:	/s/ Teresa Kelley
Teresa Kelley
Chief Financial Officer