Form 10-Q/A
period 2009-03-31
Premier Power Renewable Energy, Inc.
filed 2009-08-14
CIK 1388686

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

EXPLANATORY NOTE

This Amendment No. 2 to our quarterly report on Form 10-Q (“Form 10-Q/A”) for the quarter ended March 31, 2009 is filed to (i) restate the financial statements included with the Form 10-Q for the quarter ended March 31, 2009 originally filed on May 19, 2009 and amended on May 21, 2009 (the “Form 10-Q”) to reflect certain non-cash adjustments and a re-valuation of warrants and stock option expense, (ii) amend the footnotes to our financial statements included with the Form 10-Q, and (iii) amend certain disclosures in the Results of Operations and Liquidity sub-sections of Item 2 under “Management's Discussion and Analysis of Financial Condition and Results of Operations.”   The following financial statements have been amended: (i) the Condensed Consolidated Balance Sheets as of March 31, 2009 (ii) the Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2009, (iii) the Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009, and (iv) the Condensed Consolidated Statements of Shareholders’ Equity for the Three Months Ended March 31, 2009. Please see footnote 13 to our financial statements filed with this Form 10-Q/A.

These changes were made, and this Form 10-Q/A is filed in connection with a letter from the Commission dated July 20, 2009 regarding our Amendment No. 6 to the Registration Statement on Form S-1 (333-155241).  Except as required to reflect the changes noted above, this Form 10-Q/A does not attempt to modify or update any other disclosures set forth in our quarterly report on Form 10-Q. Additionally, this Form 10-Q/A does not purport to provide a general update or discussion of any other developments of the Company subsequent to the original filing.  The filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

PREMIER POWER RENEWABLE ENERGY, INC.
TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q/A
FOR QUARTER ENDED MARCH 31, 2009

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

Our financial statements start on the following page, beginning with page F-1.

PREMIER POWER RENEWABLE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

		2009	2008
		(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents		$2,899,388	$5,770,536
Accounts receivable, net of allowance for doubtful accounts of
$18,000 at March 31, 2009 and December 31, 2008		4,025,281	4,767,653
Inventory		1,458,843	1,424,910
Prepaid expenses and other current assets		181,590	259,328
Costs and estimated earnings in excess of billings on uncompleted contracts		830,140	235,929
Sales tax receivable		250,517	93,775
Deferred tax assets		262,709	228,835
Total current assets		9,908,468	12,780,966

Property and equipment, net		501,537	474,905
Intangible assets		986,839	1,048,420
Goodwill		483,496	483,496
Deferred tax assets, long-term		668,350	24,867
Total assets		$12,548,690	$14,812,654

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable		$3,020,664	$3,707,141
Accrued liablilities		915,242	1,368,018
Warrant liability	(1)	9,643,347	-
Billings in excess of costs and estimated earnings on uncompleted contracts		726,063	1,206,403
Taxes payable		280,598	184,470
Borrowings, current		26,933	38,311
Total current liabilities	(1)	14,612,847	6,504,343

Borrowings, non-current		85,591	92,407
Defered tax liabilities, long-term		343,279	343,279
Total liabilities	(1)	15,041,717	6,940,029

Shareholders' equity:
Series A convertible preferred stock, par value $.0001 per share: 5,000,000 shares designated; 20,000,000 shares of preferred stock authorized; 3,500,000 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively		350	350
Common stock, par value $.0001 per share; 500,000,000 shares authorized; 26,048,750 and 21,159,451 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively		2,605	2,605
Additional paid-in-capital	(1)	5,823,201	7,542,064
Retained earnings (acumulated deficit)	(1)	(8,233,728)	369,296
Accumulated other comprehensive loss		(85,455)	(41,690)
Total shareholders' equity		(2,493,027)	7,872,625
Total liabilities and shareholders' equity	(1)	$12,548,690	$14,812,654

(1) As restated. See notes 8, 9, 12, and 13.

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008

		2009	2008
		(unaudited)	(unaudited)

Net sales		$4,793,352	$4,864,946
Cost of sales		(4,425,473)	(4,047,800)
Gross profit		367,879	817,146

Operating expenses:
Sales and marketing		654,757	408,504
General and administrative		1,128,006	608,059
Total operating expenses		1,782,763	1,016,563

Operating loss		(1,414,884)	(199,417)

Other income (expense):
Change in fair value of financial instruments	(1)	1,475,226	-
Interest expense		(1,771)	(6,622)
Interest income		17,938	9,129
Total other income (expense), net	(1)	1,491,393	2,507

Income (loss) before income taxes	(1)	76,509	(196,910)

Income tax (benefit) expense		(645,053)	2,800

Net income (loss) before minority interest	(1)	721,562	(199,710)

Minority interest		-	6,151

Net income (loss)		$721,562	$(193,559)

Earnings Per Share:

Basic	(1)	$0.03	$(0.01)
Diluted	(1)	$0.02	$(0.01)

Weighted Average Shares Outstanding:

Basic		26,048,750	21,159,451
Diluted	(1)	30,529,116	21,159,451

(1) As restated. See notes 8, 9, 12, and 13.

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008

		March 31, 2009	March 31, 2008
		(unaudited)	(unaudited)
Cash flows from operating activities:
Net gain (loss)		$721,562	$(193,559)
Minority interest		-	(6,151)
Net income before minority interest	(1)	721,562	(199,710)
Adjustments to reconcile net income provided by (used in) operating activities:
Employees stock compensation		144,770	-
Depreciation and amortization		101,028	24,270
Change in fair value of finacial instruments	(1)	(1,475,226)	-
Changes in operating assets and liabilities:
Accounts receivable		522,198	1,363,921
Sales tax receivable		(155,450)
Inventory		(40,946)	167,065
Prepaid expenses and other assets		77,356	10,597
Costs and estimated earnings in excess of billings			-
on uncompleted contracts		(592,967)	(614,521)
Accounts payable		(438,754)	(828,740)
Accrued liablities		(437,074)	203,632
Billings in excess of costs and estimated earnings on uncompleted contracts		(454,421)	329,511
Income tax payable		104,882	-
Deferred taxes		(679,309)	(11,000)
Net cash (used in) provided by operating activities		(2,602,351)	445,025

Cash flows from investing activities:
Acquisition of property and equipment		(35,057)	(13,771)

Cash flows from financing activities:
Net principal payments on borrowings		(54,891)	(14,161)
Proceeds from line of credit		-	500,000
Cost related to share registration		(69,646)	-
Net cash (used in) provided by financing activities		(124,537)	485,839

Effect of foreign currency		(109,203)	(31,382)
(Decrease) increase in cash and cash equivalents		(2,871,148)	885,711
Cash and cash equivalents at begining of period		5,770,536	1,277,043
Cash and cash equivalents at end of period		$2,899,388	$2,162,754

Supplemental cash flow information:
Non-cash investing and financing activities:
Issuance of notes to acquire equipment		$38,768	$-
Initial valuation of derivative liability	(1)	$11,118,573	$-
Interest paid		$1,864	$6,622
Taxes paid		$9,450	$2,800

(1) As restated. See notes 8, 9, 12, and 13.

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009

	Common Stock		Preferred Stock		Additional Paid	Retained Earnings		Accumulated Other Comprehensive		Unaudited
	Shares	Amount	Shares	Amount	In Capital	Accumulated Deficit		Income (Loss)		Total

Balance December 31, 2008	26,048,750	$2,605	3,500,000	$350	$7,542,064	$369,296		$(41,690)		$7,872,625

Cumulative effect of adjustment upon adoption of EITF 07-5					(1,793,987)	(9,324,586	) (1)			(11,118,573	) (1)
Balance January 1, 2009	26,048,750	2,605	3,500,000	350	5,748,077	(8,955,290	) (1)	(41,690)		(3,245,948	) (1)

Net income						721,562	(1)			721,562	(1)
Foreign currency translation adjustment								(43,765)		(43,765)
Comprehensive income										677,797	(1)
Employee stock compensation					144,770 (1)					144,770	(1)
Cost related to share registration					(69,646)					(69,646)

Balance March 31, 2008 (unaudited)	26,048,750	$2,605	3,500,000	$350	$5,823,201	$(8,233,728	) (1)	$(85,455	)(1)	$(2,493,027	) (1)

(1) As restated. See notes 8, 9, 12, and 13.

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

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Earnings per Share – Earnings per share is computed in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company’s outstanding convertible preferred shares using the “if converted” method and other dilutive potential common shares. For the three months ended March 31, 2009, the Company had dilutive potential common shares outstanding related to convertible preferred shares and warrants.

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Net Income (Loss) (restated)	$721,562	$(193,559)
Earnings Per Share:
Basic (restated)	$0.03	$(0.01)
Diluted (restated)	$0.02	$(0.01)
Weighted Average Shares Outstanding:
Basic	26,048,750	21,159,451
Diluted effect of convertible preferred stock (restated)	3,500,000	―
Diluted effect of warrants (restated)	980,366	―
Diluted (restated)	30,529,116	21,159,451

On December 19, 2008, the board of directors approved the Premier Power Renewable Energy, Inc. 2008 Equity Incentive Plan (the “Incentive Plan”).  All of the Company’s employees, officers, and directors, and those consultants who (i) are natural persons and (ii) provide bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for our securities are eligible to be granted options or restricted stock awards under the Incentive Plan.  In January 2009, the Company granted stock options for 1,142,479 shares of its common stock to eligible persons.

Comprehensive Income (Loss) - Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss), as defined, includes all changes in equity during the period from non-owner sources, such as foreign currency translation adjustments.

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

In April 2008, the FASB issued FASB Staff Position (FSP) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” The FSP amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FAS No. 142, “ Goodwill and Other Intangible Assets.” The FSP must be applied prospectively to intangible assets acquired after the effective date. The adoption of FSP FAS 142-3 did not have a material effect on the Company’s consolidated financial statements.

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

In May 2009, the FASB issued FASB Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ” FASB Staff Position No. APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The adoption of FSP APB 14-1 did not have a material effect on our consolidated financial statements.

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

2009	$54,437
2010	38,038
2011	38,038
2012	30,642
2013	20,208

Total	$181,363

8.	DERIVATIVE INSTRUMENTS (RESTATED)

Adoption of EITF 07-5

On January 1, 2009, the Company adopted EITF 07-5, Determining Whether an Instrument (or embedded Feature) is Indexed to an Entity’s Own Stock. As part of the adoption of EITF 07-5, the Company determined that its warrants are not indexed to its stock as a result of the basis of an exercise price reset that occurs when the Company sells its common stock at a lower price, even if such price is at fair value. Thus, the value of the warrants has been recorded as a liability.  The Company recorded a warrant liability in the amount of $11,118,573 (restated) in adoption of EITF07-5.  The liability was then adjusted to fair value, $9,643,347 (restated), as of March 31, 2009, resulting in a decrease in the liability and other income of $1,475,226 (restated) for the three months ended March 31, 2009.

The Company recorded the following cumulative effect of change in accounting principle pursuant to its adoption of EITF 07-5 as of January 1, 2009:

	Other Paid-In-Capital	Other Current Liability (restated)	Retained Earnings (restated)

Record January 1, 2009, derivative instrument liability related to warrants	$—	$11,118,573	$—
Record January 1, 2009, the reversal of prior accounting related warrants	(1,793,987)	—	(9,324,586)
	$(1,793,987)	$11,118,573	$(9,324,586)

A Black-Scholes option-pricing model was used to obtain the fair value of the Company’s warrants using the assumptions below at March 31, 2009.  Based on the market price of the common stock, the Company determined that the value of its common stock was $4.50 (restated) and $4.40 (restated) on January 1, 2009 and March 31, 2009, respectively.

Number of Shares included in Warrants	Dividend Yield	Volatility	Risk-Free Rate	Expected Life (in years)	Exercise Price
1,750,000	0.0%	95.0%	4.5%	3.5	$2.50
1,750,000	0.0%	95.0%	4.5%	3.5	$3.00

9.	STOCK-BASED COMPENSATION (RESTATED)

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

The Company recognized stock-based compensation expense of approximately $144,770 (restated) during the three months ended March 31, 2009.

The following table sets forth a summary stock option activity for the three months ended March 31, 2009:

Weighted-
Average
	Number of	Grant Date
	Shares	Fair Value (restated)
Outstanding and not vested beginning balance	-	$-
Granted during the period	1,142,479	3.32
Forfeited/cancelled during the period	-	-
Released/vested during the period	-	-
Outstanding and not vested at March 31, 2009	1,142,479	$3.32

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

At March 31, 2009 and December 31, 2008, there was approximately $335,112 (restated) and $0, respectively, of unrecognized stock-based compensation expense associated with the non-vested stock options granted. Stock-based compensation expense relating to these stock options is being recognized over a weighted-average period of 4.7 years. Stock compensation expense of $144,770 (restated) and $0 was recognized during the three months ended March 31, 2009 and 2008, respectively.  SFAS 123R requires the cash flows as a result of the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. There are no excess tax benefits relating to stock options for the three months ended March 31, 2009 and 2008, respectively, and therefore, there is no impact on the accompanying consolidated statements of cash flows.

The following table summarizes the consolidated stock-based compensation by line item for the three months ended March 31, 2009:

Three Months Ended
March 31, 2009 (restated)

Administration	$67,744
Sales and marketing	30,443
Cost of goods sold	46,583
Total stock-based compensation expense	144,770
Tax effect on stock-based compensation expense	-
Total stock-based compensation expense after taxes	$144,770
Effect on net income per share: basic	$0.00
Effect on net income per share: diluted	$0.01

The following table sets forth a summary of stock option activity for the three months ended March 31, 2009:

	Number of Shares Subject To	Weighted- Average
	Option	Exercise Price
Outstanding at January 1, 2009	-	$-
Granted during three months ended March 31, 2009	1,142,479	4.25
Forfeited/cancelled/expired during 2009	-	-
Exercised during the year	-	-
Outstanding at March 31, 2009	1,142,479	$4.25
Exercisable at March 31, 2009	-	$-

The fair value of stock option grants during the three months ended March 31, 2009 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Valuation Assumptions

      Valuation and Amortization Method — The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula. The fair value is then amortized over the requisite service periods of the awards, which is generally the vesting period. Stock options typically have a ten year life from date of grant and vesting periods of four to five years. For the three months ended March 31, 2009, the fair value of the Company’s common stock is based on its value as determined by market prices on the date of grant. Compensation expense is recognized on a straight-line basis over the respective vesting period.

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

Expected volatility	93.60%
Expected dividends	0.0%
Expected life	6.5 years
Risk-free interest rate	1.88%
Weighted-average fair value per share (restated)	$3.32

The weighted-average fair value per share of the stock options as determined on the date of grant was $3.32 (restated) for the 1,142,479 stock options granted during the three months ended March 31, 2009. The total fair value of stock options vested during the three months ended March 31, 2009 was $0.

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

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The table below sets forth, by level, the Company’s financial assets and liabilities that are accounted for at fair value.

	Level 1	Level 2	Level 3
Liabilities: Warrants (restated)	$–	$–	$9,643,347

The following table summarizes the change in the fair values of the derivative instrument liabilities categorized as Level 3:

Three Months Ended March 31, 2009 (restated)
Beginning balance	$–
January 1, 2009, beginning balance adjustment pursuant to adoption of EITF 07-5	11,118,573
Change in fair value	1,475,226
Ending balance	$($9,643,347)

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13.           RESTATEMENT

The Company’s common stock has a limited trading volume, and approximately 93% of the issued and outstanding shares of its common stock are unregistered and restricted from trading.  As a result, the Company previously determined that it was more appropriate to use an independent valuation analysis to determine the fair value of its common stock for use in determining stock compensation expense and the fair value of the Company’s warrant liability.  Subsequent to the filing of this Form 10-Q for the three months ended March 31, 2009 originally filed with the Securities and Exchange Commission on May 19, 2009 and amended on May 21, 2009, the Company determined that it was more appropriate to use the market price of its common stock in accordance with SFAS 157 in conjunction with the determination of stock compensation expense and warrant liability.

As a result of the change described above, the amount of stock compensation expense recorded by the Company increased to $144,770 from $9,556, the estimated fair value of the Company’s warrant liability increased at both January 1 and March 31, 2009, and the Company recorded a significant change in the fair value of its warrant liability resulting in the Company restating net income for the three months ended March 31, 2009.  A summary of the impact of these changes is as follows:

Balance Sheet

	Three Months Ended
	March 31, 2009
	As Reported	As Restated
Warrant liability January 1, 2009	$506,560	$11,118,573

Warrant liability March 31, 2009	$506,560	$9,643,347

Income Statement

	Three Months Ended
	March 31, 2009
	As Reported	As Restated
General and Administrative	$1,069,819	$1,128,006

Sales and marketing	$624,313	$654,757

Cost of goods sold	$4,378,890	$4,425,473

	Three Months Ended
	March 31, 2009
	As Reported	As Restated
Net income (loss)	$(618,450)	$721,562

Weighted average shares outstanding:
Basic	26,048,750	26,048,750
Diluted	26,048,750	30,529,116

Earnings per share:
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.02

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Earnings per Share   – Earnings per share is computed in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company’s outstanding convertible preferred shares using the “if converted” method and dilutive potential common shares. For the three months ended March 31, 2009, dilutive potential common shares related to convertible preferred stock and warrants.  There were no dilutive potential common shares for the three months ended March 31, 2008.

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

In April 2008, the FASB issued FASB Staff Position (FSP) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” The FSP amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FAS No. 142, “ Goodwill and Other Intangible Assets.” The FSP must be applied prospectively to intangible assets acquired after the effective date. The adoption of FSP FAS 142-3 did not have a material effect on the Company’s consolidated financial statements.

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

Cost of sales.     Cost of sales for the three months ended March 31, 2009 was $4,425,473 compared to $4,047,800 for the three months ended March 31, 2008, an increase of approximately 9%.   The increase in our cost of sales is attributable to a higher percentage of our net sales being comprised of commercial sales rather than residential sales as commercial projects carry a higher cost of sales than residential projects.

Gross profit.   Gross profit for the three months ended March 31, 2009 was $367,879 compared to a gross profit of $817,146 for the three months ended March 31, 2008, representing gross margins of approximately 8% and 17%, respectively.  The decrease in gross profit percent is attributed to our higher fixed operations cost and some increased costs on our large scale commercial projects.

Operating expenses.   Our operating expenses consist of sales and marketing expenses and administrative expenses.  For the three months ended March 31, 2009, total operating expenses were $1,782,763 consisting of sales and marketing costs of $654,757 and administrative costs of $1,128,006, while total operating expenses for the three months ended March 31, 2008 were $1,016,563, consisting of sales and marketing costs of $408,504 and administrative costs of $608,059, representing an increase of approximately 75%.  As a percentage of sales, operating expenses were 37% and 21% for the three months ended March 31, 2009 and 2008, respectively.  The increase in operating expenses is due to hiring of additional sales people in our commercial sales department, an increase in professional costs related to becoming a public company through our share exchange transaction that closed in September 2008, stock compensation expense related to our January 2009 stock option grants, and amortization of the intangible assets associated with the acquisition of our Spanish subsidiary, Premier Power Spain.

Income taxes.  For the three months ended March 31, 2009, we recorded a tax benefit of $645,053, primarily due to federal and state net operating losses.   For the three months ended March 31, 2008, we were not subject to federal income taxes.  The change in income taxes primarily related to a change in our tax status for federal income taxes.

Net income/loss.  We had net income of $721,562 (restated) for the three months ended March 31, 2009 as compared to net loss of $193,559 for the three months ended March 31, 2008.

LIQUIDITY

Cash Flows

(in thousands)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Net cash (used in) provided by operating activities	$(2,602,351)	$445,025
Net cash used in investing activities	$(35,057)	$(13,771)
Net cash (used in) provided by financing activities	$(124,537)	$485,839
Net (decrease) increase in cash and cash equivalents	$(2,871,148)	$885,711

Net cash flow used in operating activities was $2,602,351 for the three months ended March 31, 2009, while net cash flow provided by operating activities was $445,025 for the three months ended March 31, 2008.  The decrease in net cash flow from operating activities between the two quarters was mainly due to a greater accounts payable, change in fair value of financial instruments, accrued liabilities, and taxes.

Net cash flow used in investing activities was $35,057 for the three months ended March 31, 2009, while and net cash flow used in investing activities was $13,771 for the three months ended March 31, 2008.  We consider the change between these two periods to be immaterial.

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

PREMIER POWER RENEWABLE ENERGY, INC.
(Registrant)

Date: August 14, 2009	By:	/s/ Dean Marks
Dean Marks
Chief Executive Officer and President
Date: August 14, 2009	By:	/s/ Teresa Kelley
Teresa Kelley
Chief Financial Officer