Form 10-Q
period 2009-06-30
Premier Power Renewable Energy, Inc.
filed 2009-08-17
CIK 1388686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date:  29,048,750 issued and outstanding as of August 13, 2009.

PREMIER POWER RENEWABLE ENERGY, INC.
TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

Our financial statements start on the following page, beginning with page F-1.

PREMIER POWER RENEWABLE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

	2009*	2008
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,552,347	$5,770,536
Accounts receivable, net of allowance for doubtful accounts of
$18,000 at June 30, 2009 and December 31, 2008	2,109,961	4,767,653
Accounts receivable, other	1,580,063	-
Inventory	2,336,292	1,424,910
Prepaid expenses and other current assets	75,064	259,328
Costs and estimated earnings in excess of billings
on uncompleted contracts	965,683	235,929
Sales tax receivable	161,933	93,775
Deferred tax assets	262,709	228,835
Total current assets	11,044,052	12,780,966

Property and equipment, net	469,832	474,905
Intangible assets	925,258	1,048,420
Goodwill	483,496	483,496
Deferred tax assets, long-term	1,150,074	24,867
Total assets	$14,072,712	$14,812,654

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,028,788	$3,707,141
Accrued liablilities	1,114,186	1,368,018
Billings in excess of costs and estimated earnings
on uncompleted contracts	523,599	1,206,403
Taxes payable	177,113	184,470
Borrowings, current	161,754	38,311
Total current liabilities	4,005,440	6,504,343

Borrowings, non-current	432,816	92,407
Deferred tax liabilities, long-term	343,279	343,279
Total liabilities	4,781,535	6,940,029

Shareholders' equity:
Series A convertible preferred stock, par value $.0001 per share: 5,000,000 shares designated; 20,000,000 shares of preferred stock authorized; 3,500,000
shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	350	350
Series B convertible preferred stock, par value $.0001 per share: 2,800,000 and 0
shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	280	-
Common stock, par value $.0001 per share; 500,000,000 shares authorized;
26,048,750 and 26,048,750 shares issued and outstanding at
June 30, 2009 and December 31, 2008, respectively	2,605	2,605
Additional paid-in-capital	17,865,197	7,542,064
Retained earnings (accumulated deficit)	(8,493,037)	369,296
Accumulated other comprehensive loss	(84,218)	(41,690)
Total shareholders' equity	9,291,177	7,872,625
Total liabilities and shareholders' equity	$14,072,712	$14,812,654

 * See note 12.

 The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008

	For Three Months ended June 30		For Six Months ended June 30
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited) *	(unaudited)

Net sales	$4,114,346	$13,123,871	$8,907,699	$17,988,817
Cost of sales	(3,575,181)	(11,221,975)	(8,000,654)	(15,269,775)
Gross profit	539,165	1,901,896	907,045	2,719,042

Operating expenses:
Sales and marketing	717,547	586,872	1,372,304	995,376
General and administrative	1,274,734	304,431	2,402,741	912,490
Total operating expenses	1,992,281	891,303	3,775,045	1,907,866

Operating (loss) income	(1,453,116)	1,010,593	(2,868,000)	811,176

Other income (expense):
Interest expense	(6,399)	(32,423)	(8,170)	(39,045)
Change in fair value of financial instruments	708,272	-	2,183,498	-
Interest income	10,499	12,688	28,438	21,817
Total other income (expense), net	712,373	(19,735)	2,203,766	(17,228)

Income (loss) before income taxes	(740,743)	990,858	(664,234)	793,948

Income tax benefit (expense)	481,435	(201,536)	1,126,487	(204,336)

Net income (loss) before minority interest	(259,308)	789,322	462,253	589,612

Minority interest	-	(321,194)	-	(315,043)

Net income (loss)	$(259,308)	$468,128	$462,253	$274,569

Earnings Per Share:

Basic	$(0.01)	$0.02	$0.02	$0.01
Diluted	$(0.01)	$0.02	$0.02	$0.01

Weighted Average Shares Outstanding:

Basic	$26,048,750	$21,159,451	26,048,750	21,159,451
Diluted	$26,048,750	$21,159,451	30,256,711	21,159,451

 * See note 12.
 The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009

	Common Stock		Series A - Preferred Stock		Series B - Preferred Stock		Additional Paid	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Unaudited
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital *	Deficit) *	Income (Loss)	Total

Balance December 31, 2008	26,048,750	$2,605	3,500,000	$350	-	$-	$7,542,064	$369,296	$(41,690)	$7,872,625

Cumulative effect of adjustment upon adoption of EITF 07-5							(1,793,987)	(9,324,586)		(11,118,573)
Balance January 1, 2009	26,048,750	2,605	3,500,000	350			5,748,077	(8,955,290)	(41,690)	(3,245,948)

Net income								462,253		462,253
Foreign currency translation adjustment									(42,528)	(42,528)
Comprehensive income										419,725
Employee stock compensation							289,540			289,540
Cost related to share registration							(107,216)			(107,216)
Gain on settlement of warrant liability							1,435,076			1,435,076
Issuance of series B convertible preferred stock					2,800,000	280	10,499,720			10,500,000

Balance June 30, 2009 (unaudited)	26,048,750	$2,605	3,500,000	$350	2,800,000	$280	$17,865,197	$(8,493,037)	$(84,218)	$9,291,177

 * See note 12.

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008

	June 30, 2009 *	June 30, 2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$462,253	$274,569
Minority interest	-	315,043
Net income before minority interest	462,253	589,612
Adjustments to reconcile net income provided by
(used in) operating activities:
Employee stock compensation	289,540	-
Depreciation and amortization	202,038	49,228
Warrants fair value adjustment	(2,183,498)	-
Changes in operating assets and liabilities:
Accounts receivable	2,661,396	(466,390)
Accounts receivable, other	(1,580,063)	-
Sales tax receivable	(64,707)	-
Inventory	(886,385)	302,421
Prepaid expenses and other assets	184,243	(185,860)
Costs and estimated earnings in excess of billings
on uncompleted contracts	(706,207)	(2,305,045)
Accounts payable	(1,726,141)	164,905
Accrued liablities	(247,887)	408,249
Billings in excess of costs and estimated earnings
on uncompleted contracts	(663,078)	467,445
Taxes payable	(7,022)	-
Deferred taxes	(1,159,080)	189,985
Net cash used in operating activities	(5,424,598)	(785,450)

Cash flows from investing activities:
Acquisition of property and equipment	(74,562)	(26,411)
Proceeds from sale of property and equipment	-	999
Distribution	-	(62,000)
Net cash used in investing activities	(74,562)	(87,412)

Cash flows from financing activities:
Principal payments on borrowings	(27,587)	(24,176)
Proceeds from line of credit	138,710
Proceeds from borrowings	346,775	500,000
Proceeds from issuance of series B preferred stock	3,000,000	-
Repayment from shareholders	-	23,458
Cost related to share registration	(107,216)	-
Net cash provided by financing activities	3,350,682	499,282

Effect of foreign currency	(69,711)	23,150
Decrease in cash and cash equivalents	(2,218,189)	(350,430)
Cash and cash equivalents at begining of period	5,770,536	1,278,651
Cash and cash equivalents at end of period	$3,552,347	$928,221

Supplemental cash flow information:
Non-cash investing and financing activities:
Warrant liability settled with equity	$8,935,076	$-
Issuance of notes to acquire equipment	$-	$62,983

Interest paid	$8,170	$39,553
Taxes paid	$39,345	$13,800

* See note 12.

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	ORGANIZATION AND NATURE OF BUSINESS

Premier Power Renewable Energy, Inc., a Delaware corporation (the “Parent”), and its subsidiaries, Premier Power Renewable Energy, Inc., a California corporation (Premier Power California), Bright Future Technologies, LLC (Bright Future), and Premier Power Sociedad Limitada (Premier Power Spain) (collectively the “Company”) design, engineer, and install photovoltaic systems in the United States and Spain.

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

As of December 31, 2008, the Company completed the process of valuing the acquired assets and liabilities.  There were no material adjustments to the initial allocation of the acquisition price as a result of the completion of this process.

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

Concurrently with the closing of the share exchange on September 9, 2008, we raised $7,000,000 in a private placement financing (the “Financing”) by issuing a total of 3,500,000 units (the “Units”), with each Unit consisting of one share of our Series A Convertible Preferred Stock, one-half of one Series A Warrant, and one-half of one Series B Warrant to the investor at $2.00 per Unit.

On June 16, 2009, we entered into a Securities Purchase agreement with Vision Opportunity Master Fund, Ltd. (“Vision”) under which we sold to Vision 2,800,000 shares of Series B Convertible Preferred Stock (Series B), (bearing no liquidation preference, no coupon payments, and no redemption rights) in exchange for the cancellation of 3,500,000 warrants held by Vision, and $3,000,000 in cash.  The cancellation of warrants resulted in the elimination of all our issued and outstanding warrants.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On July 31, 2009, we closed the acquisition of 100% of the issued and outstanding equity ownership of Rupinvest Sarl, a corporation duly organized and existing under the laws of Luxembourg (“Rupinvest”) from Esdras Ltd., a corporation duly organized and existing under the laws of Cyprus (“Esdras”) (the “Closing”).  Rupinvest distributes, develops, and integrates ground mount and rooftop solar power systems in Italy through its wholly owned subsidiary, Acro Energy Srl (“Premier Power Italy”), a private limited liability company organized under the laws of Italy.  The terms of the transaction are set forth in a Share Exchange Agreement entered into on June 3, 2009 between the Company, Rupinvest, and Esdras.  Prior to the Closing, Rupinvest was the wholly owned subsidiary of Esdras.  We acquired 100% of the issued and outstanding equity ownership interest in Rupinvest from Esdras in exchange for: (a) a cash payment by us to Esdras in the amount of twelve thousand five hundred euros (€12,500, or approximately $17,718); and (b) the potential transfer to Esdras of up to three million shares of our restricted common stock, with the number of shares to be transferred, if any, to be calculated based on sales by Premier Power Italy over a three year period.  We opened escrow for the Rupinvest acquisition on July 9, 2009 under an Escrow Agreement, which was subsequently amended on July 22, 2009 and July 30, 2009.  Capita Trust Company Limited, a private limited company incorporated in England and Wales (the “Escrow Agent”), acted as escrow agent and held in escrow the deliverables by each party for the transaction.  We acknowledged that Esdras fulfilled its obligation to transfer one thousand two hundred and fifty (1,250) shares of Rupinvest’s capital stock, which represents 100% of the issued and outstanding shares of Rupinvest’s capital stock (the “Rupinvest Shares”), to us by delivering the Rupinvest Shares to us directly and not by means of the escrow.  Esdras waived our obligation to deliver twelve thousand five hundred Euros (€12,500, or approximately $17,718) to the Escrow Agent.  We delivered to the Escrow Agent the stock certificate evidencing three million shares of restricted common stock, par value $0.0001 per share, which certificate is registered in the name of the Escrow Agent’s custodial delegate and will be held in escrow until their release pursuant to disbursement terms set forth in the Escrow Agreement. Pursuant to a Waiver and Second Amendment, which acted as the second amendment to the Escrow Agreement and which was entered into on July 30, 2009, the parties waived certain other escrow deliverables that Rupinvest and Premier Power Italy were required to deliver.  The parties also agreed that the Waiver and Second Amendment constituted written notice on behalf of the Company, Rupinvest, and Esdras to the Escrow Agent that the closing deliveries that we, Rupinvest, Premier Power Italy, and Esdras were required to deliver pursuant to the Share Exchange Agreement and the Escrow Agreement, as amended, either have been made or waived pursuant to Section 4.1 of the Escrow Agreement.  Following the Closing, we conduct operations in Italy through Premier Power Italy.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Premier Power Renewable Energy, Inc. (the “Company”) for the years ended December 31, 2008 and 2007 appearing in the Company’s Form 10-K filed with the Securities and Exchange Commission on May 6, 2009. The June 30, 2009 and 2008 unaudited interim condensed consolidated financial statements on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for smaller reporting companies. Certain information and note disclosures normally included in the annual financial statements on Form 10-K have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operation for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

The consolidated financial statements include the accounts of Premier Power Renewable Energy, Inc., and its subsidiaries. Intercompany balances, transactions and cash flows are eliminated on consolidation.  Given that our acquisition of Rupinvest did not close by June 30, 2009, the financial statements are not inclusive of that subsidiary’s results.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates include the allowance for doubtful accounts, warranty reserves, revenue recognition, the estimated useful life of property and equipment, the valuation of derivative instruments and income taxes. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand or in the bank and short-term investment securities with remaining maturities of 90 days or less at date of purchase.

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company had $2,979,022 in cash in bank accounts at June 30, 2009 in excess of deposit insurance limits.

Concentrations and Credit Risk – The Company had two customers each accounting for more than 10% of the Company’s sales for the three months ended June 30, 2009 that in the aggregate accounted for 22.3% of the Company’s sales during the quarter.  One customer accounted for 26% of the Company’s sales for the three months ended June 30, 2008.  The Company had two customers that each accounted for 14 % of the Company’s sales for the six months ended June 30, 2009. One customer accounted for 30% of the Company’s revenues for the six months ended June 30, 2008.   Accounts receivable primarily consist of trade receivables and amounts due from state agencies and utilities for rebates on solar systems installed.  At June 30, 2009, the Company had two customers that accounted for 15%, and 13% of the Company’s accounts receivables, respectively.  At December 31, 2008, the Company had four customers that accounted for 27%, 13%, 11% and 10% of the Company’s accounts receivables, respectively.  The Company monitors account balances and follows up with accounts that are past due as defined in the terms of the contract with the customer. To date, the Company’s losses on uncollectible accounts receivable have been immaterial. The Company maintains an allowance for doubtful accounts receivable based on the expected collectability of its accounts receivable. The allowance for doubtful accounts is based on assessments of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, the allowance for doubtful accounts is increased. The allowance for doubtful accounts was $18,000 and $18,000 as of June 30, 2009 and December 31, 2008, respectively.

The Company purchases its solar panels from a limited number of vendors, but believes that in the event it is unable to purchase solar panels from these vendors, alternative sources of solar panels will be available.

Inventory - Inventories, consisting primarily of raw materials, are recorded using the average cost method and are carried at the lower of cost or market.

Property and Equipment - Property and equipment with a value greater than $2,000 are recorded at cost and depreciated using the straight-line method over estimated useful lives of 5 years, or in the case of leasehold improvements, the lease term, if shorter. Maintenance and repairs are expensed as they occur.

Stock-Based Compensation - The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)”) which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and generally recognizes the costs in the financial statements over the employee requisite service period.  Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Revenue Recognition - Revenue on photovoltaic system installation contracts is recognized using the percentage of completion method of accounting. At the end of each period, the Company measures the cost incurred on each project and compares the result against its estimated total costs at completion. The percent of cost incurred determines the amount of revenue to be recognized. Payment terms are generally defined by the contract and as a result may not match the timing of the costs incurred by the Company and the related recognition of revenue. Such differences are recorded as costs and estimated earnings in excess of billings on uncompleted contracts or billings in excess of costs and estimated earnings on uncompleted contracts. The Company determines its customer’s credit worthiness at the time an order is accepted. Sudden and unexpected changes in a customer’s financial condition could put recoverability at risk.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured.

Advertising - The Company expenses advertising costs as they are incurred. Advertising costs were $398,465 and $219,148 for the six months ended June 30, 2009 and 2008, respectively.

Product Warranties - Prior to January 1, 2007, the Company provided a five year warranty covering the labor and materials associated with its installations. Effective January 1, 2007, the Company changed the coverage to generally be ten years in the U.S. and to one year in Spain for all contracts signed after December 31, 2006. Solar panels and inverters are warranted by the manufacturer for 25 years and 10 years, respectively. Activity in the Company’s warranty reserve for the six months ended June 30, 2008 and June 30, 2009 was as follows:
	Six Month Ended	Six Month Ended
	June 30, 2009	June 30, 2008
Balance at beginning of period	$367,250	$172,002

Warranty expense	133,141	108,721

Less: Warranty claims	(232,834)	(2,353)

Balance at end of period	$267,557	$278,370

Foreign Currency -Premier Power Spain’s functional currency is the Euro. Its assets and liabilities are translated at year-end exchange rates, except for certain non-monetary balances, which are translated at historical rates. All income and expense amounts of Premier Power Spain are translated at average exchange rates for the respective period. Translation gains and losses are not included in determining net income but are accumulated in a separate component of shareholders’ equity. Foreign currency transaction gains and losses are included in the determination of net income (loss) in the period in which they occur. For the six months ended June 30, 2009 and 2008, the foreign currency transaction loss was $84,218 and $29,429, respectively.

Minority Interest – The minority interest reflected in the statement of operations represents the 49% shareholdings of the non-controlling shareholders in the Company’s Spanish operations, Premier Power Spain. Concurrent with the reverse merger, these shareholdings were converted into shares of the Company’s stock and no longer reported as a minority interest effective September 9, 2008.

Earnings per Share – Earnings per share is computed in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company’s outstanding convertible preferred shares using the “if converted” method and dilutive potential common shares. For the three and six months ended June 30, 2008, there were no potential dilutive common shares outstanding.   For the three months ended June 30, 2009, potentially dilutive securities included warrants and convertible preferred stock. Potential dilutive common shares of 3,531,111 were excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
Net Income	462,253	274,569
Earnings Per Share:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01
Weighted Average Shares Outstanding:
Basic	26,048,750	21,159,451
Diluted effect of convertible preferred stock, series A	3,500,000	-
Diluted effect of warrants, series A and B	490,183	-
Diluted effect of convertible preferred stock, series B	217,778	-
Diluted	30,256,711	21,159,451

On December 19, 2008, the board of directors approved the Premier Power Renewable Energy, Inc. 2008 Equity Incentive Plan (the “Incentive Plan”).  All of the Company’s employees, officers, and directors, and those consultants who (i) are natural persons and (ii) provide bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for our securities are eligible to be granted options or restricted stock awards under the Incentive Plan.  In January 2009, the Company granted stock options for 1,142,479 shares of its common stock to eligible persons.   In July 2009, the Company issued 3 million shares to the escrow agent in the Rupinvest acquisition, which shares are contingent consideration for the purchase from Esdras.

Comprehensive Income (Loss) - Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income (loss) and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss), as defined, includes all changes in equity during the period from non-owner sources, such as foreign currency translation adjustments.

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

For the three months ended June 30, 2009, the Company recorded $(347,161), $(134,274), and $0, in federal, state, and foreign income tax expense (benefit), respectively.  Prior to September 2008, the Company was not subject to federal income tax.  For the three months ended June 30, 2008, the Company recorded $(5,887) and $207,423 in state and foreign income tax expense (benefit).  For the six months ended June 30, 2009, the Company recorded approximately $(959,322), $(168,274), and $1,109, in federal, state, and foreign income tax (benefit) expense, respectively.  For the six months ended June 30, 2008, the Company recorded $(3,000) and $207,000 in state and foreign income tax expense, respectively.  Deferred tax assets of $1,412,783 at June 30, 2009 consists primarily of the tax benefit associated with federal and state net operating loss carryforwards of $2,602,605.

Effective September 1, 2008, the Company adopted Financial Accounting Standards Interpretation FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in retained earnings.   As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits as of the September 2008 adoption date and at June 30, 2009. Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. As of June 30, 2009, the Company had no amount accrued for the payment of interest and penalties related to unrecognized tax benefits and no amounts as of the adoption date of FIN 48.

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

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (as amended)” (“FAS 160”), which improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity consolidated financial statements. Moreover, FAS 160 eliminates the diversity that currently exists in accounting from transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of FAS 160 did not have an effect on the Company or on the results of operations, cash flows or financial position.

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

In April 2008, the FASB issued FASB Staff Position (FSP) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” The FSP amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FAS No. 142, “Goodwill and Other Intangible Assets.” The FSP must be applied prospectively to intangible assets acquired after the effective date. The adoption of the FSP did not have a material effect on the Company’s consolidated financial statements.

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

In June 2008, the FASB ratified EITF Issue 07-5 (EITF 07-5), "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock.”  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  See Note 8 for additional information.

In April 2009, FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (collectively “FSP/APB”) which increases the frequency of fair value disclosures to a quarterly instead of annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on an entity’s balance sheet at fair value. FSP/APB is effective for interim and annual periods ending after June 15, 2009. The adoption of this FSP/APB did not have a material impact on results of operations, cash flows or financial position.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company evaluated subsequent events through the date the Quarterly Report on Form 10-Q was issued on August 14, 2009. SFAS 165 is effective for interim or annual financial reporting periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on results of operations, cash flows or financial position.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In May 2009, the FASB Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” FASB Staff Position No. APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The adoption of APB 14-1 did not have a material effect on our consolidated financial statements.

3.	INTANGIBLE ASSETS

Intangibles consist of amortizing intangibles and goodwill. At June 30, 2009 and December 31, 2008, such amounts were as follows:

Amortizing Intangibles	June 30, 2009	December 31, 2008

Trademark	$790,613	$865,106
Employee contract	134,645	157,086
Backlog		26,228
Subtotal	925,258	1,048,420
Goodwill	483,496	483,496
Total	$1,408,754	$1,531,916

There were no intangible assets at June 30, 2008.   Amortization periods for the intangibles are as follows: trademark – 17 years, employee contract – 2 years, and backlog – 6 months. Amortization for the three and six months ended June 30, 2009 was $61,581 and $123,162, respectively. Accumulated amortization was $184,743 at June 30, 2009.

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2009	December 31, 2008

Equipment	$141,191	$203,628
Furniture and computers	157,707	59,194
Vehicles	542,927	504,546
	841,825	767,368
Less: accumulated depreciation	(371,992)	(292,463)
	$469,833	$474,905

Depreciation expense was $78,530 and $49,228 for the six months ended June 30, 2009 and 2008, respectively.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:
	June 30, 2009	December 31, 2008

Payroll	$330,996	$477,163
Warranty reserve	267,557	367,250
401K plan	35,532	20,000
Sales and local taxes	84,390	301,938
Workers compensation insurance	20,000	20,000
Accrued subcontractors	213,814	79,002
Other operational accruals	161,897	102,665
Total	$1,114,186	$1,368,018

6.	BORROWINGS

Borrowings consist of notes payable and lines of credit.

Notes Payable

Notes payable were $455,860 and $130,718 at June 30, 2009 and December 31, 3008, respectively.  Notes payable of $109,085 are secured by vehicles and have maturities through 2014.   The annual interest rates on the notes range from 2.9% to 6.4%. Premier Power Spain has an unsecured loan for $346,775 with Instituto de Crédito Oficial as of June 30, 2009, with the first payment due on December 18, 2010 and each additional payment due six months thereafter until June 18, 2013, which is the last payment due date.  Payment amounts are $86,693. The future principal payments on these notes as of June 30, 2009 are as follows:

2009	$161,754
2010	141,603
2011	141,948
2012	137,043
2013	7,149
2014	5,072
$594,570

Lines of Credit

On July 13, 2009, we entered into a loan agreement with Umpqua Bank, an Oregon corporation, for a line of credit of up to $12 million, maturing on July 13, 2011.  The loan agreement provides for an initial line of credit of $7 million, provided, however, that we may request no more than twice prior to the maturity date that the line of credit be increased to an amount not to exceed $12 million in the event we acquire another subsidiary and require additional working capital for such subsidiary.  The line of credit is secured by our assets and by the assets of Premier Power California, Bright Future, and Premier Power Spain.  The line of credit bears interest at the prime rate, provided, however, that the interest rate will not be less than five percent (5%) per annum.  At August 14, 2009, the interest rate was 5%.  As of August 14, 2009, there is $1,700,000 outstanding under our agreement with Umpqua Bank.

At June 30, 2009, Premier Power Spain had an unsecured line of credit for $138,710, which has interest terms of Euribor + 1 and is due in full on August 25, 2009.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7.	COMMITMENTS AND CONTINGENCIES

Premier Power Spain is party to a non-cancelable lease for operating facilities in Madrid, Spain, which expires in 2010. Premier Power California is party to a non-cancelable lease for operating facilities in Redlands, California, which expires in 2010.  These leases provide for annual rent increases tied to the Consumer Price Index. The leases require the following payments as of June 30, 2009, subject to annual adjustment, if any:

2009	$56,039
2010	25,909

Total	$81,948

8.	DERIVATVE INSTRUMENT

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

The Company recorded a warrant liability in the amount of $11,118,573 upon adoption of EITF 07-5.  The Company determined the fair value of the warrant liability to be $9,643,348 as of March 31, 2009 and $8,935,076 as of June 16, 2009, immediately prior to retiring the warrants.  As a result of the changes in fair value, the Company recorded income of $708,272 and $2,183,498 for the three and six months ended June 30, 2009, respectively.

On June 16, 2009, when the Company entered into a Securities Purchase Agreement with Vision Opportunity Master Fund, Ltd. (“Vision”), the terms of the agreement canceled 3,500,000 warrants held by Vision. The cancellation of warrants resulted in the elimination of all our issued and outstanding warrants.  As a result of the cancellation, the Company derecognized the warrant liability of $8,935,076 and recorded the gain on its extinguishment of $1,435,076 in additional paid in capital in accordance with the provisions of APB No. 26, Early Extinguishment of Debt.

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liability. Key assumptions used are as follows:

Number of Shares included in Warrant	Dividend Yield	Volatility	Risk-Free Rate	Expected Life (in years)	Stock Price

1,750,000	0.0%	95.0%	4.5%	4	$2.50

1,750,000	0.0%	95.0%	4.5%	4	$3.00

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9.	STOCK-BASED COMPENSATION

The Company’s 2008 Equity Incentive Plan (the “2008 Plan”) provides for the issuance of incentive stock options and non-statutory stock options. The Company’s Board of Directors determines to whom grants are made and the vesting, timing, amounts and other terms of such grants, subject to the terms of the 2008 Plan. Incentive stock options may be granted only to employees of the Company, while non-statutory stock options may be granted to the Company’s employees, officers, directors, consultants and advisors. Options under the 2008 Plan vest as determined by the Board of Directors.  The term of the options granted under the 2008 Plan may not exceed 10 years and the maximum aggregate shares that may be issued upon exercise of such options is 4,000,000 shares of common stock. Options for 1,064,479 shares of common stock were outstanding for the 2008 Plan as of June 30, 2009.  The Company did not grant stock options prior to January 2009, and there was no stock compensation expense for the three and six months ended June 30, 2008.

The Company recognized stock-based compensation expense of approximately $144,770 and $289,540 during the three and six months ended June 30, 2009, respectively.

The following table sets forth a summary stock option activity for the six months ended June 30, 2009:

	Number of	Weighted-Average Date
	Shares	FairValue
	June 30, 2009	June 30, 2009
Outstanding and not vested beginning balance	-	$-
Granted during the period	1,142,479	3.32
Forfeited/cancelled during the period	78,000	3.32
Released/vested during the period	-	-
Outstanding and not vested at June 30, 2009	1,064,479	$3.32

Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 4.7 years.  Stock compensation expense of $289,540 was recognized during the six months ended June 30, 2009.  SFAS 123R requires the cash flows as a result of the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. There are no excess tax benefits for the six months ended June 30, 2009 and 2008, respectively, and therefore, there is no impact on the accompanying consolidated statements of cash flows.

The following table summarizes the consolidated stock-based compensation by line item for the six months ended June 30, 2009:

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Six Months Ended
June 30, 2009

Administration	$135,488
Sales and marketing	60,887
Cost of goods sold	93,165
Total stock-based compensation expense	289,540
Tax effect on stock-based compensation expense	114,832
Total stock-based compensation expense after taxes	$174,708

Effect on net loss per share: Basic	$0.01
Effect on net loss per share: Diluted	$0.01

The following tables sets forth a summary of stock option activity for the three months and  six months ended June 30, 2009, respectively:

	Number of
	Shares Subject To	Weighted-Average
	Option	Exercise Price
Outstanding at January 1, 2009	-	$-
Granted during three months ended March 31, 2009	1,142,479	4.25
Forfeited/cancelled/expired during 2009	-	-
Exercisable at during the year	-	-
Outstanding at March 31, 2009	1,142,479	4.25
Exercisable at March 31, 2009	-	-
Forfeited/cancelled/expired during three months ended June 30, 2009	78,000	-
Exercisable at during the year	-	-
Outstanding at June 30, 2009	1,064,479	$4.25
Exercisable at June 30, 2009	-	$-

The fair value of stock option grants during the six months ended June 30, 2009 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

      Valuation and Amortization Method — The Company estimates the fair value of service-stock options granted using the Black-Scholes-Merton option-pricing formula. The fair value is then amortized over the requisite service periods of the awards, which is generally the vesting period. Stock options typically have a ten year life from date of grant and vesting periods of four to five years. The fair value of the company’s common stock is based on its value as determined by market prices on the date of grant. Compensation expense is recognized on a straight-line basis over the respective vesting period.

      Expected Term — The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. For awards granted subject only to service vesting requirements, the Company utilizes the simplified method under the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”) for estimating the expected term of the stock-based award.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Expected volatility	93.60%
Expected Dividends	0.0%
Expected life	6.5 years
Risk-free interest rate	1.88%
Weighted-average fair value per share	$3.32

The weighted-average fair value per share of the stock options as determined on the date of grant was $3.32 for the 1,142,479 stock options granted during the six months ended June 30, 2009. The total fair value of stock options vested during the six months ended June 30, 2009 was $0.

10.	EMPLOYEE BENEFITS

The Company has a 401(k) plan (the “Plan”) for its employees. Employees are eligible to make contributions when they attain an age of twenty-one and have completed at least one year of service. The Company makes discretionary matching contributions to employees who qualify for the Plan and were employed on the last day of the Plan year. Such contributions totaled $12,000 and $18,000 for the six months ended June 30, 2009 and 2008, respectively. Employees are vested 100% after 3 years of service. Neither Bright Future nor Premier Power Spain offer defined contribution or defined benefit plans to their employees.

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability.  In accordance with SAS No. 157 Fair Value Measurements, the Company uses fair value measurements based on quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2) or unobservable inputs for assts or liabilities (Level 3), depending on the nature of the item being valued.  The following disclosure are made in accordance with FASB Staff Position (FSP) FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments.

The carrying amounts of cash and cash equivalents and accounts receivable, prepaid expenses, accounts payable, and accrued liabilities approximate their fair values at each balance sheet date due to the short-term maturity of these financial instruments. The fair value of the Company’s borrowing is based upon current interest rates for debt instruments with comparable maturities and characteristics and approximates carrying values.

12.	RESTATEMENT TO THE THREE MONTHS ENDED MARCH 31, 2009

The Company amended the financial statements included with its quarterly report on Form 10-Q/A for the quarter ended March 31, 2009 to reflect certain non-cash adjustments and a re-valuation of warrant liability and stock option expense to reflect the market price of stock versus an independent valuation of the Company’s stock value.

13.	SUBSEQUENT EVENTS

On July 31, 2009, we closed the acquisition of 100% of the issued and outstanding equity ownership of Rupinvest Sarl, a corporation duly organized and existing under the laws of Luxembourg (“Rupinvest”), from Esdras Ltd., a corporation duly organized and existing under the laws of Cyprus (“Esdras”).  We acquired 100% of the issued and outstanding equity ownership interest in Rupinvest from Esdras in exchange for the potential transfer to Esdras of up to three million shares of our restricted common stock, with the number of shares to be transferred, if any, to be calculated based on sales by Rupinvest’s wholly owned subsidiary, Arco Energy Srl, over a three-year period.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

Certain statements in the Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the “Risk Factors” section of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

As used in this report, unless the context requires otherwise, “we” or “us” or the “Company” or “Premier Power” means Premier Power Renewable Energy, Inc. and its subsidiaries.

Overview

We are a developer, designer, and integrator of solar energy solutions. Our financial statements give effect to the financial position and results of operations of Premier Power Renewable Energy, Inc., a California corporation (“Premier Power California”), and its two wholly owned subsidiaries (i) Bright Future Technologies LLC (“Bright Future”) and (ii) and Premier Power Sociedad Limitada (“Premier Power Spain”), (collectively the “Premier Power Group”). We develop, market, sell, and maintain solar energy systems for residential, agricultural, commercial, and industrial customers in North America and Spain. As of July 31, 2009, we also distribute, develop, and integrate ground mount and rooftop solar power systems in Italy through Arco Energy Srl (“Premier Power Italy”), the wholly owned subsidiary of Rupinvest Sarl, a corporation duly organized and existing under the laws of Luxembourg (“Rupinvest”), which is our wholly owned subsidiary.  We use solar components from the solar industry’s leading suppliers and manufacturers such as General Electric, Suntech, Sharp, Kyocera, Fronius, Watsun, and SunPower Corporation.

On September 9, 2008, we acquired all of the outstanding shares of Premier Power California in exchange for the issuance of 24,218,750 restricted shares of our common stock, which represented approximately 93.1% of our then-issued and outstanding common stock.  As a result of the share exchange, Premier Power California became our wholly owned subsidiary, and we acquired the business and operations of the Premier Power Group.

Concurrently with the closing of the share exchange on September 9, 2008, we raised $7,000,000 in a private placement financing (the “Financing”) by issuing a total of 3,500,000 units (the “Units”), with each Unit consisting of one share of our Series A Convertible Preferred Stock, one-half of one Series A Warrant, and one-half of one Series B Warrant to the investor at $2.00 per Unit.

On June 16, 2009, we entered into a Securities Purchase Agreement with Vision Opportunity Master Fund, Ltd. (“Vision”) under which we sold to Vision 2,800,000 shares of Series B Convertible Preferred Stock (bearing no liquidation preference, no coupon payments, and no redemption rights) in exchange for (i) the cancellation of 4-year Series A Warrants issued to Vision on September 9, 2008 and exercisable for an aggregate 1,750,000 shares of our common stock at $2.50 per share and 4-year Series B Warrants issued to Vision on September 9, 2008 exercisable for an aggregate 1,750,000 shares of our common stock at $3.00 per share, and (ii) $3,000,000 in cash.  The cancellation of warrants resulted in the elimination of all our issued and outstanding warrants.

On July 31, 2009, we closed the acquisition of 100% of the issued and outstanding equity ownership of Rupinvest from Esdras Ltd., a corporation duly organized and existing under the laws of Cyprus (“Esdras”) (the “Closing”).  Rupinvest distributes, develops, and integrates ground mount and rooftop solar power systems in Italy through its wholly owned subsidiary, Premier Power Italy, a private limited liability company organized under the laws of Italy.  The terms of the transaction are set forth in a Share Exchange Agreement entered into on June 3, 2009 between the Company, Rupinvest, and Esdras.  Prior to the Closing, Rupinvest was the wholly owned subsidiary of Esdras.  We acquired 100% of the issued and outstanding equity ownership interest in Rupinvest from Esdras in exchange for: (a) a cash payment by us to Esdras in the amount of twelve thousand five hundred euros (€12,500, or approximately $17,718); and (b) the potential transfer to Esdras of up to three million shares of our restricted common stock, with the number of shares to be transferred, if any, to be calculated based on sales by Premier Power Italy over a three year period.

We opened escrow for the Rupinvest acquisition on July 9, 2009 under an Escrow Agreement, which was subsequently amended on July 22, 2009 and July 30, 2009.  Capita Trust Company Limited, a private limited company incorporated in England and Wales (the “Escrow Agent”), acted as escrow agent and held in escrow the deliverables by each party for the transaction.   We acknowledged that Esdras fulfilled its obligation to transfer one thousand two hundred and fifty (1,250) shares of Rupinvest’s capital stock, which represents 100% of the issued and outstanding shares of Rupinvest’s capital stock (the “Rupinvest Shares”), to us by delivering the Rupinvest Shares to us directly and not by means of the escrow.  Esdras waived our obligation to deliver the cash payment of twelve thousand five hundred Euros (€12,500, or approximately $17,718) to the Escrow Agent.  We delivered to the Escrow Agent the stock certificate evidencing three million shares of restricted common stock, par value $0.0001 per share, which certificate is registered in the name of the Escrow Agent’s custodial delegate and will be held in escrow until their release pursuant to disbursement terms set forth in the Escrow Agreement. Pursuant to a Waiver and Second Amendment (the “Waiver”), which acted as the second amendment to the Escrow Agreement and which was entered into on July 30, 2009, the parties waived certain other escrow deliverables that Rupinvest and Premier Power Italy were required to deliver.  The parties also agreed that the Waiver constituted written notice on behalf of the Company, Rupinvest, and Esdras to the Escrow Agent that the closing deliveries that we, Rupinvest, Premier Power Italy, and Esdras were required to deliver pursuant to the Share Exchange Agreement and the Escrow Agreement, as amended, either have been made or waived pursuant to Section 4.1 of the Escrow Agreement.  Following the Closing, we conduct operations in Italy through Premier Power Italy.

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

Basis of Presentation - The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the financial statements of Premier Power Renewable Energy, Inc. (the “Company”) for the years ended December 31, 2008 and 2007 appearing in the Company’s Form 10-K filed with the Securities and Exchange Commission on May 6, 2009. The June 30, 2009 and 2008 unaudited interim condensed consolidated financial statements on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for smaller reporting companies. Certain information and note disclosures normally included in the annual financial statements on Form 10-K have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operation for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

The consolidated financial statements include the accounts of Premier Power Renewable Energy, Inc., and its subsidiaries. Intercompany balances, transactions and cash flows are eliminated on consolidation.  Given that our acquisition of Rupinvest did not close by June 30, 2009, the financial statements are not inclusive of that subsidiary’s results.

Inventory - Inventories, consisting primarily of raw materials, are recorded using the average cost method and are carried at the lower of cost or market.

Revenue Recognition - Revenue on photovoltaic system installation contracts is recognized using the percentage of completion method of accounting. At the end of each period, the Company measures the cost incurred on each project and compares the result against its estimated total costs at completion. The percent of cost incurred determines the amount of revenue to be recognized. Payment terms are generally defined by the contract and as a result may not match the timing of the costs incurred by the Company and the related recognition of revenue. Such differences are recorded as costs and estimated earnings in excess of billings on uncompleted contracts or billings in excess of costs and estimated earnings on uncompleted contracts. The Company determines its customer’s credit worthiness at the time an order is accepted. Sudden and unexpected changes in a customer’s financial condition could put recoverability at risk.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured.

Earnings per Share – Earnings per share is computed in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company’s outstanding convertible preferred shares using the “if converted” method and dilutive potential common shares. For all of the periods presented, the Company had no dilutive potential common shares except for outstanding convertible preferred shares during the six months ended June 30, 2009.

 Stock-Based Compensation - The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)”) which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and generally recognizes the costs in the financial statements over the employee requisite service period.  Stock-based compensation expense for all stock-based compensation awards granted was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Product Warranties - Prior to January 1, 2007, the Company provided a five year warranty covering the labor and materials associated with its installations. Effective January 1, 2007, the Company changed the coverage to generally be ten years in the U.S. and to one year in Spain for all contracts signed after December 31, 2006. Solar panels and inverters are warranted by the manufacturer for 25 years and 10 years, respectively. Activity in the Company’s warranty reserve for the six months ended June 30, 2008 and June 30, 2009 was as follows:

	Six Month Ended	Six Month Ended
	June 30, 2009	June 30, 2008
Balance at beginning of period	$367,250	$172,002

Warranty expense	133,141	108,721

Less: Warranty claims	(232,834)	(2,353)

Balance at end of period	$267,557	$278,370

Comprehensive Income (Loss) - Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income (loss) and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss), as defined, includes all changes in equity during the period from non-owner sources, such as foreign currency translation adjustments.

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

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (as amended)” (“FAS 160”), which improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity consolidated financial statements. Moreover, FAS 160 eliminates the diversity that currently exists in accounting from transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of FAS 160 did not have an effect on the Company or on the results of operations, cash flows or financial position.

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

In April 2008, the FASB issued FASB Staff Position (FSP) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” The FSP amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FAS No. 142, “Goodwill and Other Intangible Assets.” The FSP must be applied prospectively to intangible assets acquired after the effective date. The adoption of the FSP did not have a material effect on the Company’s consolidated financial statements.

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

In June 2008, the FASB ratified EITF Issue 07-5 (EITF 07-5), "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock.”  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  See Note 8 to our condensed consolidated financial statements attached hereto for additional information.

In April 2009, FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (collectively “FSP/APB”) which increases the frequency of fair value disclosures to a quarterly instead of annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on an entity’s balance sheet at fair value. FSP/APB is effective for interim and annual periods ending after June 15, 2009. The adoption of this FSP/APB did not have a material impact on results of operations, cash flows or financial position.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial reporting periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on results of operations, cash flows or financial position.

In May 2009, the FASB Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” FASB Staff Position No. APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The adoption of APB 14-1 did not have a material effect on our consolidated financial statements.

Results of Operations

Comparison of Three Months Ended June 30, 2009 and June 30, 2008

Net sales.    For the three months ended June 30, 2009, net sales decreased 69% relative to the three months ended June 30, 2008 from $13,123,871 to $4,114,346.  The decrease between the periods is primarily attributable to the Company having no projects during the three months ended June 30, 2009 that were similar in size to a large project we substantially completed during the quarter ended June 30, 2008, which accounted for over $5 million in revenues during that quarter.  Additionally, revenue generated within the U.S. was more than $2 million lower in the second quarter of 2009 than the same period in 2008 due to a shift in our commercial sales efforts moving to larger more complex and longer sales cycles and the general tightening of the U.S. credit market.

Cost of sales.     Cost of sales for the three months ended June 30, 2009 was $3,575,181 compared to $11,221,975 for the three months ended June 30, 2008, a decrease of approximately 68%.  The decrease in our cost of sales is in line with the reduction in net sales between the periods.

Gross profit.   Gross profit for the three months ended June 30, 2009 was $539,165 compared to gross profit of $1,901,896 for the three months ended June 30, 2008, representing gross margins of approximately 13% and 14%, respectively.  The decrease in gross profit between the periods is mainly attributable to the decrease in net sales.

Operating expenses.   Our operating expenses consist of sales and marketing expenses and administrative expenses.  For the three months ended June 30, 2009, total operating expenses were $1,992,281, consisting of sales and marketing costs of $717,547 and administrative costs of $1,274,754, while total operating expenses for the three months ended June 30, 2008 were $891,303, consisting of sales and marketing costs of $586,872 and administrative costs of $304,431, representing an increase in total operating expenses of approximately 124%.  As a percentage of sales, operating expenses were approximately 48% and 7% for the three months ended June 30, 2009 and 2008, respectively.  The increase in operating expenses is due to an increase in professional costs related to becoming a public company in September 2008, costs related to the addition of sales people in our commercial sales department, an increase in salaries for three employees, and a one-time cost associated with our acquisition of Rupinvest.  The increase can be further explained by the stock compensation expense resulting from a grant of stock options in January 2009 and amortization of our intangibles resulting from our September 2008 reverse merger, both of which are non-cash transactions.

Income taxes.  For the three months ended June 30, 2009, we recorded a tax benefit of $481,723 and tax expense of $288, and for the three months ended June 30, 2008, we recorded a tax expense of $201,536.  The change in income taxes relates primarily to the loss from operations for the three months ended June 30, 2009.  The change in fair value of financial instruments of $708,272 for the three months ended June 30, 2009 was not subject to income taxes, and thus, we had a taxable loss for that period.  Additionally, we were not subject to federal income tax for the three months ended June 30, 2008.

Net income (loss).  We had net loss of $259,308 for the three months ended June 30, 2009 compared to net income of $468,128 for the three months ended June 30, 2008.

Comparison of Six Months Ended June 30, 2009 and June 30, 2008

Net sales.  For the six months ended June 30, 2009, net sales decreased 50% relative to the six months ended June 30, 2008, from $17,988,817 to $8,907,699.  The decrease from the first half of 2008 to the first half of 2009 is primarily attributable to the Company having no projects during the three months ended June 30, 2009 that were similar in size to a large project we substantially completed during the quarter ended June 30, 2008, which accounted for over $5 million in revenues during that quarter.  Additionally, revenue generated within the U.S. was lower due to a shift in our commercial sales efforts moving to larger more complex and longer sales cycles and the general tightening of the U.S. credit market.

Cost of sales.  Cost of sales for the six months ended June 30, 2009 was $8,000,654 compared to $15,269,775 for the six months ended June 30, 2008, a decrease of approximately 48%.   The decrease in our cost of sales is in line with the reduction in net sales between the periods.

Gross profit.  Gross profit for the six months ended June 30, 2009 was $907,045 compared to gross profit of $2,719,042 for the six months ended June 30, 2008, representing gross margins of approximately 10% and 15%, respectively.  The 67% decrease in gross profit was driven by our Spanish operations, which had lower margin projects and higher costs to the budgeted costs of projects.

Operating expenses.  Our operating expenses consist of sales and marketing expenses and administrative expenses.  For the six months ended June 30, 2009, total operating expenses were $3,775,045, consisting of sales and marketing costs of $1,372,304 and administrative costs of $2,402,761, while total operating expenses for the six months ended June 30, 2008 were $1,907,866, consisting of sales and marketing costs of $995,376 and administrative costs of $912,490, representing an increase in total operating expenses of approximately 98%.  As a percentage of sales, operating expenses were approximately 42% and 11% for the six months ended June 30, 2009 and 2008, respectively.  The increase in operating expenses is due to costs related to the addition of sales people in our commercial sales department, an increase in salaries, and a one-time cost associated with our acquisition of Rupinvest.  The increase can be further explained by the stock compensation expense resulting from a grant of stock options in January 2009 and amortization of our intangibles resulting from our September 2008 reverse merger, both of which are non-cash transactions.

Income taxes.  For the six months ended June 30, 2009 and 2008, we recorded a tax benefit of $1,126,487 and a tax expense of $204,336, respectively.  The change in income taxes relates primarily to the loss from operations for the six months ended June 30, 2009.  The change in fair value of financial instruments of $2,183,498 for the three months ended June 30, 2009 was not subject to income taxes, and thus, we had a taxable loss for that period.  Additionally, for the six months ended June 30, 2008, we were not subject to tax federal income tax reporting purposes.

Net income (loss).  We had net income of $462,233 for the six months ended June 30, 2009 compared to net income of $274,569 for the six months ended June 30, 2008.

LIQUIDITY

Cash Flows
(in thousands)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Net cash used in operating activities	$(5,424,598)	$(785,450)
Net cash used in investing activities	$(74,562)	$(87,412)
Net cash provided by financing activities	$3,350,682	$499,282
Net decrease in cash and cash equivalents	$(2,218,189)	$(350,430)

Net cash flows used in operating activities was $5,424,598 for the six months ended June 30, 2009, while net cash flows used in operating activities was $785,450 for the six months ended June 30, 2008.  The decrease in net cash flows from operating activities between the two periods was mainly due to net income before the adjustment for the fair value gain of warrants, an increase in accounts payable, an increase in deferred taxes, and an increase in inventory.

Net cash flows used in investing activities was $74,562 for the six months ended June 30, 2009, while net cash flows used in investing activities was $87,412 for the six months ended June 30, 2008.  We consider the change between the two periods to be immaterial.

Net cash flows provided by financing activities was $3,350,682 for the six months ended June 30, 2009, while net cash flows provided by financing activities was $499,282 for the six months ended June 30, 2008.  The increase in net cash flows from financing activities was mainly due to the issuance of our Series B Convertible Preferred Stock in exchange for net proceeds of $3 million during the first half of 2009.

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

Capital Resources

We have financed our operations primarily through cash flows from operations and borrowings. On September 9, 2008, we received gross proceeds of $7,000,000 from a private placement financing transaction, and on June 16, 2009, we received gross proceeds of $3,000,000 from another private placement financing transaction.  We also have a $7,000,000 credit line that is utilized solely for working capital and capital expenditures, which expires on July 13, 2011.  Thus, we believe that our current cash and cash equivalents, anticipated cash flow from operations, net proceeds from the private placement financings, and line of credit will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for at least the next 12 months. The proceeds from the private placement financings will be used for general working capital purposes (including funding the purchase of additional inventory and advertising and marketing expenses) and for other acquisitions we may decide to pursue.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Lines of Credit

On July 13, 2009, we entered into a loan agreement with Umpqua Bank, an Oregon corporation, for a line of credit of up to $12 million, maturing on July 13, 2011.  The agreement provides for an initial line of credit of $7 million, provided, however, that we may request no more than twice prior to the maturity date that the line of credit be increased to an amount not to exceed $12 million in the event we acquire another subsidiary and require additional working capital for such subsidiary.  The line of credit is secured by our assets and by the assets of Premier Power California, Bright Future, and Premier Power Spain.  The line of credit bears interest at the prime rate, provided, however, that the interest rate will not be less than five percent (5%) per annum.  At August 14, 2009, the interest rate was 5%. As of August 14, 2009, there is $1,700,000 outstanding under our agreement with Umpqua Bank.

Additionally, on June 1, 2009, Premier Power Spain opened an unsecured line of credit for $138,710, which has interest terms of Euribor + 1 and is due in full on August 25, 2009.

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

The following table summarizes our contractual obligations as of June 30, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 years +
Contractual Obligations:
Bank Indebtedness	$594,570	$161,754	$166,482	$261,262	$5,072
Other Indebtedness
Operating Leases	81,948	56,039	25,909	-	-
Totals:	$676,518	$217,793	$192,391	$261,262	$5,072

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

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

There have been no material developments during the quarter ended June 30, 2009 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no unregistered sales of equity securities during the quarter ended June 30, 2009 to report that have not already been disclosed in a Current Report on Form 8-K.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.          OTHER INFORMATION

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.          EXHIBITS

Exhibit Number	Description

2.1	Share Exchange Agreement by and among the Company, its majority stockholder, Premier Power Renewable Energy, Inc., and its stockholders, dated September 9, 2008 (3)

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment of the Certificate of Incorporation, filed August 19, 2008 with the Secretary of State of the State of Delaware (2)

3.4	Certificate of Amendment of the Certificate of Incorporation, filed August 29, 2008 and effective September 5, 2008 with the Secretary of State of the State of Delaware (3)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed September 10, 2008 with the Secretary of State of the State of Delaware (3)

3.6	Amendment to Certificate of Incorporation, filed November 24, 2008 with the Secretary of State of Delaware (4)

3.7	Amendment to Bylaws (5)

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed with the Delaware Secretary of State on June 12, 2009 (8)

10.1	Second Amendment to Registration Rights Agreement between the Registrant, Genesis Capital Advisors, LLC, and Vision Opportunity Master Fund, Ltd., dated May 1, 2009 (6)

10.2	Share Exchange Agreement between the Registrant, Rupinvest Sarl, and Esdras Ltd., dated June 3, 2009 (7)

10.3	Securities Purchase Agreement between the Registrant and Vision Opportunity Master Fund, Ltd., dated June 16, 2009 (8)

10.4	Waiver of Anti-Dilution Rights of Series A Preferred Stock by Vision Opportunity Master Fund, Ltd., dated June 16, 2009 (8)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

*	Filed herewith.

(1)	Filed on February 13, 2007 as an exhibit to our Registration Statement on Form SB-2/A, and incorporated herein by reference.

(2)	Filed on August 29, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(3)	Filed on September 11, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(4)	Filed on November 26, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(5)	Filed on January 16, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(6)	Filed on May 4, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(7)	Filed on June 8, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(8)	Filed on June 18, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

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