Form 10-Q
period 2009-09-30
Premier Power Renewable Energy, Inc.
filed 2009-11-16
CIK 1388686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date:  29,050,250 issued and outstanding as of November 16, 2009.

PREMIER POWER RENEWABLE ENERGY, INC.
TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Our financial statements start on the following page, beginning with page F-1.

PREMIER POWER RENEWABLE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,666,219	$5,770,536
Accounts receivable, net of allowance for doubtful accounts of $18,000 at September 30, 2009 and December 31, 2008	3,215,761	4,767,653
Inventory	2,089,883	1,424,910
Project assets	3,108,372	-
Prepaid expenses and other current assets	284,201	259,328
Costs and estimated earnings in excess of billings on uncompleted contracts	1,136,653	235,929
Sales tax receivable	161,918	93,775
Deferred tax assets	262,709	228,835
Total current assets	13,925,716	12,780,966

Property and equipment, net	512,489	474,905
Intangible assets	962,852	1,048,420
Goodwill	12,465,857	483,496
Deferred tax assets, long-term	1,427,421	24,867
Total assets	$29,294,335	$14,812,654

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,280,346	$3,707,141
Accrued liablilities	893,597	1,368,018
Billings in excess of costs and estimated earnings
on uncompleted contracts	753,498	1,206,403
Taxes payable	410,385	184,470
Borrowings, current	144,500	38,311
Total current liabilities	6,482,326	6,504,343

Borrowings, non-current	2,136,589	92,407
Contingent consideration liability	12,026,400	-
Defered tax liabilities, long-term	343,279	343,279
Total liabilities	20,988,594	6,940,029

Shareholders' equity:

Series A convertible preferred stock, par value $.0001 per share: 5,000,000 shares designated out of 20,000,000 shares of preferred stock authorized; 3,500,000 shares issued and outstanding at September 30, 2009 and December 31, 2008	350	350
Series B convertible preferred stock, par value $.0001 per share: 2,800,000 shares designated out of 20,000,000 shares of preferred stock authorized; 2,800,000 and 0 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	280	-
Common stock, par value $.0001 per share; 500,000,000 shares authorized; 29,050,250 and 26,048,750 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	2,605	2,605
Additional paid-in-capital	17,598,750	7,542,064
(Accumulated deficit) retained earnings	(9,480,855)	369,296
Accumulated other comprehensive income (loss)	11,155	(41,690)
Total Premier Power Renewable Energy, Inc., shareholders' equity	8,132,285	7,872,625
Noncontrolling interest	173,456	-
Total shareholders' equity	8,305,741	7,872,625
Total liabilities and shareholders' equity	$29,294,335	$14,812,654

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

	For Three Months ended September 30,		For Nine Months ended September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$6,284,590	$9,236,108	$15,192,289	$27,224,925
Cost of sales	(4,901,252)	(8,233,171)	(12,901,906)	(23,502,924)
Gross profit	1,383,338	1,002,937	2,290,383	3,722,001

Operating expenses:
Sales and marketing	601,281	576,451	1,973,585	1,571,826
General and administrative	1,842,370	515,163	4,245,111	1,427,653
Total operating expenses	2,443,651	1,091,614	6,218,696	2,999,479

Operating (loss) income	(1,060,313)	(88,677)	(3,928,313)	722,522

Other income (expense):
Interest expense	(29,687)	(16,912)	(37,857)	(55,957)
Change in fair value of financial instruments	-	-	2,183,498	-
Interest income	2,091	50	30,529	21,867
Total other income (expense), net	(27,596)	(16,862)	2,176,170	(34,090)

(Loss) income before income taxes	(1,087,909)	(105,539)	(1,752,143)	688,432

Income tax benefit	91,502	352,762	1,217,989	148,428

Net (loss) income	(996,407)	247,223	(534,154)	836,860

Less: Net (income) loss attributable to noncontrolling interest	8,589	90,728	8,589	(224,315)

Net (loss) income attributable to Premier Power Renewable Energy, Inc.	$(987,818)	$337,951	$(525,565)	$612,545

Earnings Per Share attributable to Premier Power Renewable Energy, Inc:

Basic	$(0.04)	$0.02	$(0.02)	$0.03
Diluted	$(0.04)	$0.01	$(0.02)	$0.03

Weighted Average Shares Outstanding:

Basic	26,049,294	22,268,639	26,048,932	21,533,243
Diluted	26,049,294	23,067,552	26,048,932	21,802,474

 The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

	For Nine Months ended
	September 30, 2009	September 30, 2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	(534,154)	836,860
Adjustments to reconcile net (loss) income provided by
(used in) operating activities:
Employee stock compensation	376,686	-
Depreciation and amortization	308,804	73,286
Settlement of warrant liability	(2,183,498)	-
Changes in operating assets and liabilities:
Accounts receivable	1,906,258	(5,292,474)
Sales tax receivable	(63,812)	-
Inventory	(372,632)	(5,519,001)
Prepaid expenses and other assets	(23,264)	25,342
Project assets	(3,068,025)	-
Costs and estimated earnings in excess of billings
on uncompleted contracts	(866,077)	(603,588)
Accounts payable	145,794	2,424,216
Accrued liabilities	(537,774)	719,288
Billings in excess of costs and estimated earnings
on uncompleted contracts	(360,961)	5,323,707
Taxes payable	(145,506)	-
Deferred taxes	(1,436,428)	(203,542)
Net cash used in operating activities	(6,854,589)	(2,215,906)

Cash flows from investing activities:
Acquisition of property and equipment	(113,018)	(89,833)
Net cash paid for Rupinvest acquisition	(1,977)	-
Proceeds from sale of property and equipment	-	5,480
Net cash used in investing activities	(114,995)	(84,353)

Cash flows from financing activities:
Principal payments on borrowings	(33,649)	(50,745)
Sale of noncontrolling interest	175,600	-
Proceeds from borrowings	2,152,434	1,250,000
Proceeds from issuance of preferred stock and warrants	3,000,000	5,712,128
Repayment from shareholders	-	23,458
Distributions	-	(452,000)
Cost related to share registration	(460,809)	-
Net cash provided by financing activities	4,833,576	6,482,841

Effect of foreign currency	15,334	(14,380)
(Decrease) increase in cash and cash equivalents	(2,120,674)	4,168,202
Cash and cash equivalents at begining of period	5,786,893	1,278,651
Cash and cash equivalents at end of period	$3,666,219	$5,446,853

Supplemental cash flow information:
Interest paid	$35,417	$16,912
Taxes paid	$140,535	$55,113

Non-cash investing and financing activities:
Common stock issued to acquire noncontrolling interest	$-	$1,489,234
Issuance of notes to acquire equipment	$-	$62,983

Net cash paid for Rupinvest acquisiton:
Tangible assets	$615,970
Intangible assets	12,087,370
Total assets	12,703,340

Liablilities assumed	(658,648)

Purchase price	12,044,692
Less:
Contingent consideration liability	(12,026,400)
Cash acquired	(16,315)
Net cash paid for Rupinvest acquisition	$1,977

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

	Common Stock		Series A - Preferred Stock		Series B - Preferred Stock		Additional Paid In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Premier Power Renewable Energy, Inc. Shareholders'	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity	Interest	Total
Balance December 31, 2008, (audited)	26,048,750	$2,605	3,500,000	$350	-	$-	$7,542,064	$369,296	$(41,690)	$7,872,625	$-	$7,872,625
Cummulative effect of adjustment upon
adoption of EITF 07-5 (restated)							(1,793,987)	(9,324,586)		(11,118,573)		(11,118,573)
Balance January 1, 2009 (restated)	26,048,750	2,605	3,500,000	350	-	-	5,748,077	(8,955,290)	(41,690)	(3,245,948)	-	(3,245,948)

Net loss								(525,565)		(525,565)	(8,589)	(534,154)
Foreign currency translation adjustment									52,845	52,845	6,445	59,290
Comprehensive loss										(472,720)	(2,144)	(474,864)
Employee stock compensation	1,500						376,686			376,686		376,686
Cost related to share registration							(460,809)			(460,809)		(460,809)
Sale of noncontrolling interest											175,600	175,600
Gain on settlement of warrant liability							1,435,076			1,435,076		1,435,076
Issuance of series B convertible preferred stock					2,800,000	280	10,499,720			10,500,000		10,500,000
Issuance of escrow shares related to Rupinvest acquisition	3,000,000

Balance September 30, 2009 (unaudited)	29,050,250	$2,605	3,500,000	$350	2,800,000	$280	$17,598,750	$(9,480,855)	$11,155	$8,132,285	$173,456	$8,305,741

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.           ORGANIZATION AND NATURE OF BUSINESS

Premier Power Renewable Energy, Inc., a Delaware corporation (the “Parent”), through its wholly owned subsidiaries, Premier Power Renewable Energy, Inc., a California corporation (“Premier Power California”), and Rupinvest Sarl (“Rupinvest”), and Premier Power California’s two wholly owned subsidiaries, Bright Future Technologies LLC (“Bright Future”) and Premier Power Sociedad Limitada (“Premier Power Spain”), and Rupinvest’s majority-owned subsidiary, Premier Power Italy S.p.A. (“Premier Power Italy”) (collectively the “Company”) designs, engineers, and installs photovoltaic systems in the United States, Spain, and Italy.

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

Concurrently with the closing of the share exchange on September 9, 2008, we raised $7,000,000 in a private placement financing in which Vision Opportunity Master Fund, Ltd. (“Vision”) was the investor (the “Financing”) by issuing a total of 3,500,000 units (the “Units”) at $2.00 per Unit, with each Unit consisting of one share of our Series A Convertible Preferred Stock, one-half of one Series A Warrant, and one-half of one Series B Warrant.

On June 16, 2009, we sold to Vision 2,800,000 shares of our Series B Convertible Preferred Stock (bearing no liquidation preference, no coupon payments, and no redemption rights) in exchange for the cancellation of the 3,500,000 Series A and Series B warrants held by Vision, and $3,000,000 in cash.  The cancellation of warrants resulted in the elimination of all our issued and outstanding warrants.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.           ORGANIZATION AND NATURE OF BUSINESS (continued)

On July 31, 2009, we purchased 100% of the issued and outstanding equity ownership of Rupinvest, a corporation duly organized and existing under the laws of Luxembourg, from Esdras Ltd., a corporation duly organized and existing under the laws of Cyprus (“Esdras”).  Rupinvest distributes, develops, and integrates ground mount and rooftop solar power systems in Italy through its wholly owned subsidiary, Premier Power Italy (formerly known as ARCO Energy, SRL), a private limited liability company organized under the laws of Italy.  The terms of the transaction are set forth in a Share Exchange Agreement entered into on June 3, 2009 between the Company, Rupinvest, and Esdras.  Prior to the closing, Rupinvest was a wholly owned subsidiary of Esdras.  We acquired 100% of the issued and outstanding equity ownership interest in Rupinvest from Esdras in exchange for: (a) a cash payment by us to Esdras in the amount of twelve thousand five hundred Euros (€12,500, or approximately $18,292); and (b) the potential transfer to Esdras of up to three million shares of our restricted common stock, with the number of shares to be transferred, if any, to be calculated based on sales by Premier Power Italy over a three-year period.  We opened escrow for the Rupinvest acquisition on July 9, 2009 under an Escrow Agreement, which was subsequently amended on July 22, 2009 and July 30, 2009.  Capita Trust Company Limited, a private limited company incorporated in England and Wales (the “Escrow Agent”), acted as escrow agent and held in escrow the deliverables by each party for the transaction.  We delivered to the Escrow Agent the stock certificate evidencing three million restricted shares of the Parent’s common stock, par value $0.0001 per share, which certificate is registered in the name of the Escrow Agent’s custodial delegate and will be held in escrow until their release pursuant to disbursement terms set forth in the Escrow Agreement. Such shares are presented as issued and outstanding on the Company’s September 30, 2009 balance sheet and statement of shareholders’ equity. Pursuant to a Waiver and Second Amendment, which acted as the second amendment to the Escrow Agreement and which was entered into on July 30, 2009, the parties waived certain escrow deliverables that Rupinvest and Premier Power Italy were required to deliver.  The parties agreed that the Waiver and Second Amendment constituted written notice on behalf of the Company, Rupinvest, and Esdras to the Escrow Agent that the closing deliveries that we, Rupinvest, Premier Power Italy, and Esdras were required to deliver pursuant to the Share Exchange Agreement and the Escrow Agreement, as amended, either have been made or waived pursuant to Section 4.1 of the Escrow Agreement. Following the closing of this transaction, we conduct operations in Italy through Premier Power Italy.

2.           SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the Company’s financial statements for the years ended December 31, 2008 and 2007 appearing in the Company’s Form 10-K filed with the Securities and Exchange Commission on May 6, 2009. The September 30, 2009 and 2008 unaudited interim condensed consolidated financial statements on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. Certain information and note disclosures normally included in the annual financial statements on Form 10-K have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operation for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

The consolidated financial statements include the accounts of the Parent and its subsidiaries. Intercompany balances, transactions, and cash flows are eliminated on consolidation.  The consolidated results of operations of Rupinvest and Premier Power Italy are included from the date of acquisition, July 31, 2009, through September 30, 2009.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates include the allowance for doubtful accounts, warranty reserves, revenue recognition, the estimated useful life of property and equipment, the valuation of contingent consideration related to business combinations and derivative instruments, and income taxes. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand or in the bank and short-term investment securities with remaining maturities of 90 days or less at date of purchase.

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company had $2,959,956 in cash in bank accounts at September 30, 2009 in excess of deposit insurance limits.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2.           SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations and Credit Risk – The Company had three customers each accounting for more than 10% of the Company’s sales for the three months ended September 30, 2009 that in the aggregate accounted for 44% of the Company’s sales during the quarter.  Two customers each accounted for more than 10% of the Company’s sales during the three months ended September 30, 2008 that in the aggregate accounted for 31% of the Company’s sales. For the nine months ending September 30, 2009 and 2008, no single customer accounted for more than 10% of the Company’s sales.  Accounts receivable primarily consist of trade receivables and amounts due from state agencies and utilities for rebates on solar systems installed.  At September 30, 2009, the Company had three customers that accounted for 17%, 12%, and 10% of the Company’s accounts receivables, respectively.  At December 31, 2008, the Company had four customers that accounted for 27%, 13%, 11%, and 10% of the Company’s accounts receivables, respectively.  The Company monitors account balances and follows up with accounts that are past due as defined in the terms of the contract with the customer. To date, the Company’s losses on uncollectible accounts receivable have been immaterial. The Company maintains an allowance for doubtful accounts receivable based on the expected collectability of its accounts receivable. The allowance for doubtful accounts is based on assessments of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, the allowance for doubtful accounts is increased. The allowance for doubtful accounts was $18,000 and $18,000 as of September 30, 2009 and December 31, 2008, respectively.

The Company purchases its solar panels from a limited number of vendors but believes that in the event it is unable to purchase solar panels from these vendors, alternative sources of solar panels will be available.

Inventories – Inventories, consisting primarily of raw materials, are recorded using the average cost method, and are carried at the lower of cost or market.

Property and Equipment – Property and equipment with a value greater than $2,000 are recorded at cost and depreciated using the straight-line method over estimated useful lives of 5 years, or in the case of leasehold improvements, the lease term, if shorter. Maintenance and repairs are expensed as they occur.

Stock-Based Compensation – The Company accounts for stock-based compensation under the provisions of  Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718 (Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” ), which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant date fair value and generally recognizes the costs in the financial statements over the employee’s requisite service period.  Stock-based compensation expense for all stock-based compensation awards granted was based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718.

Revenue Recognition – Revenue on solar power projects installed by the Company for customers under installation contracts is recognized using the percentage of completion method of accounting. At the end of each period, the Company measures the cost incurred on each project and compares the result against its estimated total costs at completion. The percent of cost incurred determines the amount of revenue to be recognized. Payment terms are generally defined by the installation contract and as a result may not match the timing of the costs incurred by the Company and the related recognition of revenue. Such differences are recorded as either costs or estimated earnings in excess of billings on uncompleted contracts or billings in excess of costs and estimated earnings on uncompleted contracts. The Company determines its customer’s credit worthiness at the time an order is accepted. Sudden and unexpected changes in a customer’s financial condition could put recoverability at risk.

Contract costs include all direct material and labor costs attributable to a project as well as certain indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general, and administrative costs are charged to expense, as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured.

Advertising – The Company expenses advertising costs as they are incurred. Advertising costs were $596,303 and $352,389 for the nine months ended September 30, 2009 and 2008, respectively.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2.           SIGNIFICANT ACCOUNTING POLICIES (continued)

Product Warranties – Prior to January 1, 2007, the Company provided a five-year warranty covering the labor and materials associated with its installations. Effective January 1, 2007, the Company changed the coverage to ten years in California and generally five to ten years elsewhere in the U.S., depending upon each state’s specific requirements, and to one year in Spain for all contracts signed after December 31, 2006. As of September 30, 2009, the Company had no warranty obligations in Italy as it had not performed any solar power facility installations as of that date.  The Company expects that its warranty policies in Italy will be similar to those it provides in Spain.  Solar panels and inverters are warranted by the manufacturer for 25 years and 10 years, respectively.  Activity in the Company’s warranty reserve for the nine months ended September 30, 2009 and 2008 was as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2008
Balance at beginning of period	$367,250	$172,002

Warranty expense	83,161	199,482

Less: Warranty claims	(157,711)	(39,698)

Balance at end of period	$292,700	$331,786

Foreign Currency – The functional currency of Premier Power Spain and Italy is the Euro. Their assets and liabilities are translated at year-end exchange rates, except for certain non-monetary balances, which are translated at historical rates. All income and expense amounts of Premier Power Spain and Italy are translated at average exchange rates for the respective period. Translation gains and losses are not included in determining net income but are accumulated in a separate component of shareholders’ equity. Foreign currency transaction gains and losses are included in the determination of net income (loss) in the period in which they occur. For the nine months ended September 30, 2009 and 2008, the foreign currency transaction gain was $298,820 and $10,817, respectively.  For the three months ended September 30, 2009 and 2008, the foreign currency transaction gain (loss) was $214,602 and ($18,612), respectively.

Noncontrolling Interest – The noncontrolling interest reflected in the statement of operations in 2008 represents the 49% shareholdings of the noncontrolling shareholders in the Company’s Spanish operations, Premier Power Spain, for the three and nine months ended September 30, 2008.  Concurrent with the reverse merger, these shareholdings were converted into shares of the Company’s stock and no longer reported as noncontrolling interest effective September 9, 2008.

The noncontrolling interest reflected in the 2009 financial statements represents the 10% shareholdings of the noncontrolling shareholders in the Company’s Italian operations, Premier Power Italy, for the three and nine months ended September 30, 2009.

FASB ASC Topic 810, “Consolidation” (SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”) was effective on January 1, 2009 for the Company and established accounting reporting standards for noncontrolling interests in a subsidiary.  The retrospective presentation and disclosure requirements outlined by the consolidation guidance have been incorporated into this Quarterly Report on Form 10-Q for the interim periods ended September 30, 2009 and 2008.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2.           SIGNIFICANT ACCOUNTING POLICIES (continued)

In accordance with the new guidance on noncontrolling interests, the Company revised all previous references to “minority interests” in the consolidated financial statements to “noncontrolling interest,” and also made the following changes:

•
The Consolidated Statements of Operations now present “Net income (loss),” which includes “Net income (loss) attributable to noncontrolling interest” and “Net income (loss) attributable to Premier Power Renewable Energy, Inc.”  Earnings per share is now identified as attributable to Premier Power Renewable Energy, Inc.

•
The Consolidated Balance Sheets now present “Noncontrolling interest” as a component of “Shareholders’ equity.”  The Premier Power Renewable Energy, Inc. shareholders’ equity is equivalent to the previously reported “Total shareholders’ equity.”

•	The Consolidated Statements of Shareholders’ Equity separately displays noncontrolling interest activity.

A summary of activity related to noncontrolling interest in the Company’s subsidiaries is as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008
Beginning balance	$ ―	$1,650
Net income (loss)	(8,589)	224,315
Foreign currency translation adjustment	6,445	(23,535)
Purchase of noncontrolling interest in Premier Power Italy	175,600	―
Sale of noncontrolling interest in Premier Power Spain	―	(202,430)
Ending balance	$173,456	$ ―

Earnings per Share – Earnings per share is computed in accordance with the provisions of FASB ASC Topic 260 (SFAS No. 128, “Earnings Per Share”). Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period excluding the 3,000,000 contingent shares related to the Rupinvest acquisition. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company’s outstanding convertible preferred shares using the “if converted” method and dilutive potential common shares. Potentially dilutive securities include warrants, convertible preferred stock, restricted shares, and contingently issuable shares for the purchase of Rupinvest.  For the three and nine months ended September 30, 2009, 5,550,753 and 6,312,466, respectively, of potentially dilutive securities were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.  For the three and nine months ended September 30, 2008, the dilutive effect of the Company’s 3,500,000 shares of Series A Convertible Preferred Stock have been excluded from the computation of diluted earnings per share as their effect was anti-dilutive.

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
Net (loss) income	$337,951	$612,545
Earnings Per Share:
Basic	$0.02	$0.03
Diluted	$0.01	$0.03
Weighted Average Shares Outstanding:
Basic	22,268,639	21,533,243
Dilutive effect of warrants	798,913	269,231
Diluted	23,067,552	21,802,474

On December 19, 2008, the board of directors approved the Premier Power Renewable Energy, Inc. 2008 Equity Incentive Plan (the “Incentive Plan”).  All of the Company’s employees, officers, and directors, and those consultants who (i) are natural persons and (ii) provide bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for our securities, are eligible to be granted options or restricted stock awards under the Incentive Plan.  In January 2009, the Company granted stock options for 1,142,479 shares of its common stock to eligible persons. None of these options have vested as of September 30, 2009, and all of these options are anti-dilutive as of September 30, 2009.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2.           SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income (Loss) – FASB ASC Topic 220 (Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,”) establishes standards for reporting comprehensive income (loss) and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss), as defined, includes all changes in equity during the period from non-owner sources, such as foreign currency translation adjustments.

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

For the three months ended September 30, 2009, the Company recorded $(204,471), $(70,224), and $183,193, in federal, state, and foreign income tax expense (benefit), respectively.  Prior to September 2008, the Company was not subject to federal income tax.  For the three months ended September 30, 2008, the Company recorded $(556,281), $17,763, and $185,756 in federal, state, and foreign income tax (benefit) expense, respectively.  For the nine months ended September 30, 2009, the Company recorded approximately $(1,171,053), $(231,237), and $184,301, in federal, state, and foreign income tax (benefit) expense, respectively.  For the nine months ended September 30, 2008, the Company recorded $(556,281), $14,674, and $393,179 in federal, state, and foreign income tax (benefit) expense, respectively.  Deferred tax assets of $1,690,130 at September 30, 2009 consists primarily of the tax benefit associated with federal and state net operating loss carry forwards of $3,642,633.

Effective September 1, 2008, the Company adopted FASB ASC 740-10 (Financial Accounting Standards Interpretation FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48)). FASB ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  As a result of the implementation of FASB ASC 740-10, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods and no corresponding change in retained earnings.   As a result of the implementation of FASB ASC 740-10, the Company recognized no material adjustment in the liability for unrecognized income tax benefits as of the September 2008 adoption date and at September 30, 2009. Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate.

 The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. As of September 30, 2009, the Company had no amount accrued for the payment of interest and penalties related to unrecognized tax benefits and no amounts as of the adoption date of FASB ASC 740-10.

Premier Power Spain is organized under the laws of Spain and is subject to federal and provincial taxes.  Premier Power Italy is recognized under the laws of Italy and is subject to federal and provincial taxes.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 805 (FAS No. 141(R), “Business Combinations” (“FAS 141(R)”)), which requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  FASB ASC 805 is prospectively effective to business combinations for which the acquisition is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact of FASB ASC 805 on the Company’s consolidated financial statements will be determined in part by the nature and timing of any future acquisitions completed.  See Note 5.

In March 2008, the FASB issued FASB ASC 815-40 (SFAS No. 161, “Disclosures about Derivatives Instruments and Hedging Activities, an Amendment of FASB Statement No. 133”).  FASB ASC 815-40 requires enhanced disclosures about a company’s derivative and hedging activities. ASC 815-40 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of FASB ASC 815-40 did not have a material impact on results of operations, cash flows, or financial position.

In April 2008, the FASB issued FASB ASC 350-30 (FASB Staff Position (FSP) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”). FASB ASC 350-30 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB ASC 350-30 (SFAS No. 142, “Goodwill and Other Intangible Assets”). FASB ASC 350-30 must be applied prospectively to intangible assets acquired after the effective date. The Company applied the guidance of the FASB ASC 350-30 to intangible assets acquired after January 1, 2009.  The Company’s adoption of FASB ASC 350-30 did not have a material impact on its financial position, results of operations, or cash flows.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2.           SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2008, the FASB ratified FASB ASC 815-40 (EITF Issue 07-5 (EITF 07-5), “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock”). FASB ASC 815-40 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments. FASB ASC 815-40 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years. On January 1, 2009, the Company adopted this pronouncement (see Note 10).

In April 2009, the FASB issued FASB ASC 825-10-50 and FASB ASC 270 (“FSP 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments”), which increases the frequency of fair value disclosures to a quarterly basis instead of on an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on an entity’s balance sheet at fair value. FASB ASC 825-10-50 and FASB ASC 270 are effective for interim and annual periods ending after June 15, 2009. The adoption of FASB ASC 825-10-50 and FASB ASC 270 did not have a material impact on results of operations, cash flows, or financial position.

In May 2009, the FASB issued FASB ASC 470 (Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”). FASB ASC 470 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by FASB ASC 470-20-65-1 (paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”). Additionally, FASB ASC 470 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FASB ASC 470 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FASB ASC 470 did not have a material effect on our consolidated financial statements.

In May 2009, the FASB issued FASB ASC 855 (SFAS No. 165, “Subsequent Events”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, FASB ASC 855 sets forth (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB ASC 855 is effective for interim or annual financial reporting periods ending after June 15, 2009. The adoption of FASB ASC 855 did not have a material impact on results of operations, cash flows, or financial position.

In June 2009, the FASB issued FASB ASC 810 (SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). FASB ASC 810 applies to FASB ASC 105 entities and is effective for annual financial periods beginning after November 15, 2009 and for interim periods within those years. Earlier application is prohibited. A calendar year-end company must adopt this statement as of January 1, 2010. The Company does not anticipate the adoption of FASB ASC 810 to have a material impact on results of operations, cash flows, or financial position.

In June 2009, the FASB issued FASB ASC 860 (SFAS No. 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140”). FASB ASC 860 applies to all entities and is effective for annual financial periods beginning after November 15, 2009 and for interim periods within those years. Earlier application is prohibited. A calendar year-end company must adopt this statement as of January 1, 2010. This statement retains many of the criteria of FASB ASC 860 (FASB 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”) to determine whether a transfer of financial assets qualifies for sale accounting, but there are some significant changes as discussed in the statement. Its disclosure and measurement requirements apply to all transfers of financial assets occurring on or after the effective date. Its disclosure requirements, however, apply to transfers that occurred both before and after the effective date. In addition, because FASB ASC 860 eliminates the consolidation exemption for Qualifying Special Purpose Entities, a company will have to analyze all existing QSPEs to determine whether they must be consolidated under FASB ASC 810. The Company does not anticipate the adoption of FASB ASC 860 to have a material impact on results of operations, cash flows, or financial position.

In August 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value.” ASU 2009-05 applies to all entities that measure liabilities at fair value within the scope of FASB ASC 820, “Fair Value Measurements and Disclosures.” ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance, October 1, 2009 for the Company. The Company does not expect the adoption of ASU 2009-05 to have a material impact on results of operations, cash flows, or financial position.

In October 2009, the FASB ratified FASB ASC 605-25 (the EITF’s final consensus on Issue 08-1, “Revenue Arrangements with Multiple Deliverables”). FASB ASC 605-25 is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted on a prospective or retrospective basis. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3.           INTANGIBLE ASSETS

Intangibles consist of amortizing intangibles and goodwill. At September 30, 2009 and December 31, 2008, such amounts were as follows:

Amortizing Intangibles	September 30, 2009	December 31, 2008
Trademark	$729,032	$865,106
Customer List	99,175	-
Employee contract	134,645	157,086
Backlog	-	26,228

Subtotal	962,852	1,048,420
Goodwill	12,465,857	483,496
Total	$13,428,709	$1,531,916

Amortization periods for the intangibles are as follows: trademark – 17 years, customer list – 3 years, employee contract – 2 years, and backlog – 6 months. Amortization for the three and nine months ended September 30, 2009 was $67,415 and $190,577, respectively. Accumulated amortization was $252,158 at September 30, 2009.

The change in the carrying amount of goodwill for the nine months ended September 30, 2009 was as follows:

Beginning balance, January 1, 2009	$483,496
Goodwill from Rupinvest acquisition	11,982,361
Ending balance, September 31, 2009	$12,465,857

FASB ASC 350, Intangibles – Goodwill and Other, requires us to test goodwill for impairment as least annually, or sooner, if facts or circumstances between scheduled annual tests indicate that it is more likely than not that the fair value of goodwill might be less than its carrying value.  We performed our goodwill impairment test in the fourth quarter of the fiscal year ending December 31, 2009.  Based on that test, we concluded that our goodwill was not impaired.  We have also concluded that there have been no changes in facts and circumstances since the date of that test and since the acquisition of Rupinvest on July 31, 2009 that would trigger an interim goodwill impairment.

4.           PROJECT ASSETS

Project assets of $3,108,372 consist of costs capitalized relating to a solar power project in development by Premier Power Italy.  Such costs include legal, consulting, permitting, and other similar costs.  We expense these costs upon the sale of the project or if we determine that the project is not commercially viable.  For the three and nine months ended September 30, 2009, no such costs were expensed.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5.           ACQUISITION

On July 31, 2009, the Company completed the acquisition of Rupinvest and its majority-owned subsidiary, Premier Power Italy.   The Company pursued the acquisition of Rupinvest to enter the growing Italian solar market.  The terms of the transaction are set forth in a Share Exchange Agreement entered into on June 3, 2009 between the Company, Rupinvest, and Esdras.  Prior to the closing, Rupinvest was the wholly owned subsidiary of Esdras.  We acquired Rupinvest from Esdras in exchange for (i) a cash payment to Esdras in the amount of twelve thousand five hundred Euros (12,500 or approximately $18,292), and (ii) the potential transfer to Esdras of up to 3,000,000 shares of our common stock, with the number of shares to be transferred, if any, to be calculated based on sales by Premier Power Italy over a three-year period (“Contingent Consideration”).  The fair value assigned to the Contingent Consideration is $12,026,400. In conjunction with the acquisition of Rupinvest, the Company made a capital contribution of $1,580,000.

The Contingent Consideration is to be distributed over a three-year period based upon Premier Power Italy achieving certain sales and gross margin goals during such period.  The fair value of the Contingent Consideration was determined by an independent third party.  The valuation used a discounted future income methodology for the years 2009, 2010, and 2011 inclusive and then applied a discounted cash flow model to the calculation periods.  The applicable results obtained were then incorporated into the universal income projections for the Company for the years 2009 through 2011 and further analyzed from a cash flow perspective in order to determine the overall value of the Company and the related fair value of the Company’s outstanding stock in 2009, 2010, and 2011.  The projected 2009, 2010, and 2011 fair value of the Company’s stock price was then multiplied against a yearly estimate of shares earned by Rupinvest.  The specific calculation of the shares earned was determined by utilizing a probability weighted approach.  A discount rate of 20% was used in the valuation model, based on the aggregate of 3 factors: [1] risk free rate of return, [2] market equity premium, and [3] special company risk premium determined by the independent third party valuation. As of September 30, 2009, based on projected sales and gross margin levels of Premier Power Italy, the Company’s calculation of the fair value of the Contingent Consideration was materially unchanged from its acquisition date amount.

The acquisition of Rupinvest and Premier Power Italy was accounted for under the accounting guidance for business combination FASB ASC 805 (FASB statement 141(R)).  Accordingly, goodwill has been measured as the excess of the total consideration on the acquisition date over the amounts assigned to the identifiable assets acquired and liabilities assumed.

The total purchase price of Rupinvest and Premier Power Italy of $12,044,692 was allocated to the net tangible assets and intangible assets acquired based upon their estimated fair value as of July 31, 2009, as set forth below.  The excess of the purchase price over the net tangible assets and intangible assets was recorded as goodwill.  The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change.

A summary of the acquired tangible and intangible assets and liabilities is as follows:

Cash	$16,315
Accounts Receivable	314,702
Inventory	246,962
Intangible assets - customer list	105,009
Fixed assets	37,991
Accounts payable and accrued liabilities	(381,405)
Taxes payable	(277,243)
Goodwill	11,982,361
Total purchase consideration	$12,044,692

Intangible assets consist of the estimated fair value of acquired customer lists.  In estimating the fair value we used an income approach, utilizing a discount rate of 20%.  We estimated the useful life of the acquired customer lists to be three years. The gross contractual accounts receivable amount was $314,702.  The qualitative factors that make up goodwill recognized include, among other factors, Premier Power Italy management and knowledge of local business practices and regulations. Goodwill that is expected to be deductible for tax purposes has not yet been determined.

The following table provides pro forma results of operations for the nine months ended September 30, 2009 and 2008, as if the acquisition had been completed on January 1, 2008.  Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of the future operating results of the combined company.

	Nine Months Ended	Nine Months Ended
	Septmeber 30, 2009	September 30, 2008
Total Revenue	$17,973,557	$32,988,862
Net (loss) income	$(592,186)	$1,036,832

For the three and nine months ended September 30, 2009, the statement of operations contains $336,936 and ($85,891) of revenue and net loss, respectively, relating to the consolidated operations of Rupinvest.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6.           PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2009	December 31, 2008
Equipment	$163,031	$203,628
Furniture and computers	165,201	59,194
Vehicles	597,128	504,546
	925,360	767,368
Less: accumulated depreciation	(412,871)	(292,463)
	$512,489	$474,905

Depreciation expense was $118,227 and $73,286 for the nine months ended September 30, 2009 and 2008, respectively.

7.           ACCRUED LIABILITIES

Accrued liabilities consisted of the following:
	September 30, 2009	December 31, 2008

Payroll	$248,064	$477,163
Warranty reserve	292,700	367,250
401K plan	-	20,000
Sales and local taxes	139,307	301,938
Workers compensation insurance	-	20,000
Accrued subcontractors	18,485	79,002
Other operational accruals	195,041	102,665
Total	$893,597	$1,368,018

8.           BORROWINGS

Borrowings consist of notes payable and lines of credit.

Notes Payable

Notes payable were $462,740 and $130,718 at September 30, 2009 and December 31, 3008, respectively.  Notes payable of $97,947 are secured by vehicles and have maturities through 2014.   The annual interest rates on the notes range from 2.9% to 6.4%. Premier Power Spain has an unsecured loan for $364,793 with Instituto de Crédito Oficial as of September 30, 2009, with the first payment due on December 18, 2010 and each additional payment due six months thereafter until June 18, 2013, which is the last payment due date.  Payment amounts are $86,693. The future principal payments on these notes as of September 30, 2009 are as follows:

2009	$26,151
2010	86,979
2011	147,440
2012	134,754
2013	66,994
2014	422
$462,740

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8.           BORROWINGS (continued)

Lines of Credit

On July 13, 2009, we entered into a loan agreement with Umpqua Bank, an Oregon corporation, for a line of credit of up to $12 million, maturing on July 13, 2011.  The loan agreement provides for an initial line of credit of $7 million, provided, however, that we may request no more than twice prior to the maturity date that the line of credit be increased to an amount not to exceed $12 million in the event we acquire another subsidiary and require additional working capital for such subsidiary.  The line of credit is secured by our assets and by the assets of Premier Power California, Bright Future, and Premier Power Spain.  The line of credit bears interest at the prime rate, provided, however, that the interest rate will not be less than five percent (5%) per annum.  At September 30, 2009, the interest rate was 5%.  As of September 30, 2009, there is $1,700,000 outstanding under our agreement with Umpqua Bank at an interest rate of 5%.

At September 30, 2009, Premier Power Spain has an unsecured line of credit for $118,349, which has interest terms of Euribor + 1% and is due in full on May 21, 2010.

The loan agreement with Umpqua Bank contains various financial condition covenants which we must comply with, including minimum current ratio, maximum debt to tangible net worth ratio, and minimum tangible net worth.  Under the loan agreement, we are also subject to customary non-financial covenants including limitations in secured indebtedness and limitations on dividends and other restricted payments.  We were in compliance with these covenants as of September 30, 2009.

9.           COMMITMENTS AND CONTINGENCIES

Premier Power Spain is party to non-cancelable leases for operating facilities in Barcelona and Madrid, Spain, which expire in 2012 and 2013.  Premier Power Italy is party to a non-cancelable lease for operating facilities in Ripalimosani, Campobasso, Italy, which expires in 2015.  Premier Power California is party to a non-cancelable lease for operating facilities in Redlands, California, which expires in 2010.  These leases provide for annual rent increases tied to the Consumer Price Index. The leases require the following payments as of September 30, 2009, subject to annual adjustment, if any:

2009	$26,803
2010	101,454
2011	72,667
2012	64,495
2013	52,968
Thereafter	48,517
Total	$366,904

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10.         DERIVATVE INSTRUMENT

On January 1, 2009, the Company adopted FASB ASC 815 (EITF 07-5, Determining Whether an Instrument (or embedded Feature) is Indexed to an Entity’s Own Stock). As part of the adoption of FASB ASC 815, the Company determined that its warrants are not indexed to its stock as a result of the basis of an exercise price reset that occurs when the Company sells its common stock at a lower price, even if such price is at fair value. Thus, the value of the warrants has been recorded as a liability.

The Company recorded a warrant liability in the amount of $11,118,573 upon adoption of FASB ASC 815.  The Company determined the fair value of the warrant liability to be $9,643,348 as of March 31, 2009 and $8,935,076 as of June 16, 2009, immediately prior to retiring the warrants.  As a result of the changes in fair value, the Company recorded income of $0 and $2,183,498 for the three and nine months ended September 30, 2009, respectively.

On June 16, 2009, the Company entered into a Securities Purchase Agreement with Vision.  The terms of the agreement called for the cancellation of Series A and Series B warrants exercisable for an aggregate 3,500,000 shares of common stock held by Vision. The cancellation of warrants resulted in the elimination of all our issued and outstanding warrants.  As a result of the cancellation, the Company derecognized the warrant liability of $8,935,076 and recorded the gain on its extinguishment of $1,435,076 in additional paid in capital in accordance with the provisions of APB No. 26, Early Extinguishment of Debt.

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liability. Key assumptions used are as follows:

Number of Shares included in Warrant	Dividend Yield	Volatility	Risk-Free Rate	Expected Life (in years)	Stock Price

1,750,000	0.0%	95.0%	4.5%	4	$2.50

1,750,000	0.0%	95.0%	4.5%	4	$3.00

11.         STOCK-BASED COMPENSATION

The Company’s 2008 Equity Incentive Plan (the “Incentive Plan”) provides for the issuance of incentive stock options and non-statutory stock options. The board of directors determines to whom grants are made and the vesting, timing, amounts, and other terms of such grants, subject to the terms of the Incentive Plan. Incentive stock options may be granted only to employees of the Company, while non-statutory stock options may be granted to the Company’s employees, officers, directors, consultants, and advisors. Options under the Incentive Plan vest as determined by the Board.  The term of the options granted under the Incentive Plan may not exceed 10 years, and the maximum number of shares of common stock that may be issued pursuant to stock options and stock awards granted under the Incentive Plan is 2,951,875 shares in the aggregate. Options convertible into an aggregate 1,017,229 shares of common stock were outstanding under the Incentive Plan as of September 30, 2009.  The Company did not grant stock options prior to January 2009, and there was no stock compensation expense for the three and nine months ended September 30, 2008.

The Company recognized stock-based compensation expense of approximately $87,146 and $376,686 during the three and nine months ended September 30, 2009, respectively.

The following table sets forth a summary stock option activity for the nine months ended September 30, 2009:

		Weighted-
	Number of	Average Date
	Shares	Fair Value
	September 30, 2009	September 30, 2009
Outstanding and not vested beginning balance	-	$-
Granted during the year	1,142,479	3.32
Forfeited/cancelled during the year	(125,250)	3.32
Released/vested during the year	-	-
Outstanding and not vested at September 30, 2009	1,017,229	$3.32

Stock-based compensation expense relating to these shares is being recognized over a weighted-average period of 4.7 years.  Stock compensation expense of $376,686 was recognized during the nine months ended September 30, 2009. In August 2009, the Company issued 1,500 shares of its common stock under the 2008 Equity Incentive Plan to employees for services. The shares were immediately vested, and there were no restrictions. The fair value of these shares was not significant. SFAS 123R requires the cash flows as a result of the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. There are no excess tax benefits for the nine months ended September 30, 2009 and 2008, respectively, and therefore, there is no impact on the accompanying consolidated statements of cash flows.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11.         STOCK-BASED COMPENSATION (continued)

The following table summarizes the consolidated stock-based compensation by line item for the nine months ended September 30, 2009:

Nine Months Ended
September 30, 2009
Administration	$176,267
Sales and marketing	79,213
Cost of goods sold	121,206
Total stock-based compensation expense	376,686
Tax effect on stock-based compensation expense	119,372
Total stock-based compensation expense after taxes	$257,314

Effect on net loss per share: Basic	$(0.01)
Effect on net loss per share: Diluted	$(0.01)

The following tables set forth a summary of stock option activity for the three months and nine months ended September 30, 2009, respectively:

	Number of
	Shares Subject To	Weighted-Average
	Option	Exercise Price
Outstanding at January 1, 2009	$-	$-
Granted during three months ended March 31, 2009	1,142,479	4.25
Forfeited/cancelled/expired during three months ended March 31, 2009	-	-
Exercisable at during the year	-	-
Outstanding at March 31, 2009	1,142,479	4.25
Exercisable at March 31, 2009	-	-
Forfeited/cancelled/expired during three months ended June 30, 2009	78,000	4.25
Exercisable at during the year	-	-
Outstanding at June 30, 2009	1,064,479	4.25
Exercisable at June 30, 2009	-	-
Forfeited/cancelled/expired during three months ended September 30, 2009	47,250	4.25
Exercisable at during the year	-	-
Outstanding at Setempber 30, 2009	$1,017,229	$4.25
Exercisable at September 30, 2009	-	-

The fair value of stock option grants during the nine months ended September 30, 2009 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

      Valuation and Amortization Method — The Company estimates the fair value of service-stock options granted using the Black-Scholes-Merton option-pricing formula. The fair value is then amortized over the requisite service periods of the awards, which is generally the vesting period. Stock options typically have a ten-year life from date of grant and vesting periods of four to five years. The fair value of the company’s common stock is based on its value as determined by market prices on the date of grant. Compensation expense is recognized on a straight-line basis over the respective vesting period.

      Expected Term — The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. For awards granted subject only to service vesting requirements, the Company utilizes the simplified method under the provisions of FASB ASC 718-10-S99-1(Staff Accounting Bulletin No. 107) for estimating the expected term of the stock-based award.

      Expected Volatility — Because there is minimal history of stock price returns, the Company does not have sufficient historical volatility data for its equity awards. Accordingly, the Company has chosen to use rates for similar publicly traded U.S.-based competitors to calculate the volatility for its granted options.

      Expected Dividend — The Company has never paid dividends on its common shares and currently does not intend to do so.  Accordingly, the dividend yield percentage is zero for all periods.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11.         STOCK-BASED COMPENSATION (continued)

      Risk-Free Interest Rate — The Company bases the risk-free interest rate used in the Black-Scholes valuation method upon the implied yield curve currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Expected volatility	93.60%
Expected dividends	0%
Expected term	6.5 years
Risk-free interest rate	1.88%
Weighted-average fair value per share	$3.32

The weighted-average fair value per share of the stock options as determined on the date of grant was $3.32 for the 1,142,479 stock options granted during the nine months ended September 30, 2009. The total fair value of stock options vested during the nine months ended September 30, 2009 was $0.

12.         EMPLOYEE BENEFITS

The Company has a 401(k) Plan for its employees. Employees are eligible to make contributions when they attain an age of twenty-one and have completed at least one year of service. The Company makes discretionary matching contributions to employees who qualify for the Plan and were employed on the last day of the Plan year. Such contributions totaled $0 for the nine months ended September 30, 2009 and 2008. Employees are vested 100% after 3 years of service. Neither Bright Future nor Premier Power Spain nor Premier Power Italy offer defined contribution or defined benefit plans to their employees.

13.         FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability.  In accordance with  FASB ASC 820 (SAS No. 157 Fair Value Measurements), the Company uses fair value measurements based on quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), or unobservable inputs for assts or liabilities (Level 3), depending on the nature of the item being valued.

The following disclosure is made in accordance with FASB ASC 820 (FASB Staff Position (FSP) FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments): The carrying amounts of cash and cash equivalents and accounts receivable, prepaid expenses, costs and estimated earnings in excess of billings, accounts payable, billings in excess of costs and estimated earnings on uncompleted contracts, and accrued liabilities approximate their fair values at each balance sheet date due to the short-term maturity of these financial instruments. The fair value of the Company’s borrowing is based upon current interest rates for debt instruments with comparable maturities and characteristics and approximates carrying values.

FASB ASC 820 (SFAS No. 157) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The table below sets forth by level, the Company’s financial assets and liabilities that are accounted for at fair value.

	Level 1		Level 2		Level 3
Liabilities: Contingent consideration	$	―	$	―	$12,026,400

14.           SUBSEQUENT EVENTS

We have evaluated subsequent events through November 16, 2009, the date the financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements in this Management’s Discussion and Analysis section, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the “Risk Factors” section of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

As used in this report, unless the context requires otherwise, “we” or “us” or the “Company” or “Premier Power” means Premier Power Renewable Energy, Inc., a Delaware corporation, and its subsidiaries.

Overview

We are a developer, designer, and integrator of solar energy solutions. We develop, market, sell, and maintain solar energy systems for residential, agricultural, commercial, industrial customers in North America and Spain through Bright Future Technologies LLC (“Bright Future”) and Premier Power Sociedad Limitada (“Premier Power Spain”), both of which are wholly owned subsidiaries of Premier Power Renewable Energy, Inc., a California corporation (“Premier Power California”), which is our wholly owned subsidiary. We also distribute, develop, and integrate ground mount and rooftop solar power systems in Italy through Premier Power Italy S.p.A. (formerly ARCO Energy, SRL) (“Premier Power Italy”), the majority-owned subsidiary of Rupinvest Sarl, a corporation duly organized and existing under the laws of Luxembourg (“Rupinvest”), which is our wholly owned subsidiary.

On September 9, 2008, we acquired all of the outstanding shares of Premier Power California in exchange for the issuance by the Company of 24,218,750 restricted shares of our common stock to the shareholders of Premier Power California, which represented approximately 93.1% of the then-issued and outstanding common stock of the Company (excluding the shares issued in a related financing). As a result of the share exchange, Premier Power California became our wholly owned subsidiary, and we acquired the business and operations of Premier Power California, Bright Future, and Premier Power Spain.

Concurrently with the closing of the share exchange on September 9, 2008, we raised $7,000,000 in a private placement financing by issuing a total of 3,500,000 units (the “Units”), with each Unit consisting of one share of our Series A Convertible Preferred Stock, one-half of one Series A Warrant (the “Series A Warrants”), and one-half of one Series B Warrant (the “Series B Warrants”) to investors at $2.00 per Unit.

On June 16, 2009, we raised $3,000,000 in a private placement financing by issuing 2,800,000 shares of our Series B Preferred Stock.  In connection with this financing, we also cancelled all issued and outstanding Series A Warrants and Series B Warrants that were held by the investor.

On July 31, 2009, we purchased100% of the issued and outstanding equity ownership of Rupinvest from Esdras Ltd., a corporation duly organized and existing under the laws of Cyprus (“Esdras”).  Rupinvest distributes, develops, and integrates ground mount and rooftop solar power systems in Italy through its majority-owned subsidiary, Premier Power Italy.  The terms of the transaction are set forth in a Share Exchange Agreement entered into on June 3, 2009 between the Company, Rupinvest, and Esdras.  Prior to the closing, Rupinvest was a wholly owned subsidiary of Esdras.  We acquired Rupinvest from Esdras in exchange for (i) a cash payment by us to Esdras in the amount of twelve thousand five hundred Euros (€12,500, or approximately $18,292) and (ii) the potential transfer to Esdras of up to 3,000,000 shares of our common stock, with the number of shares to be transferred, if any, to be calculated based on sales by Premier Power Italy over a three-year period.  Pursuant to the terms of the transaction, we also made a capital contribution in the amount of one million, one hundred and twenty five thousand Euros (€1,125,000, or approximately $1,580,063) into Premier Power Italy.

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

While our significant accounting policies are more fully described in the footnotes to our condensed consolidated financial statements, we believe that the following accounting policies are the most critical to aid the reader in fully understanding and evaluating this discussion and analysis

Basis of Presentation – The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. They should be read in conjunction with the financial statements and related notes to the Company’s financial statements for the years ended December 31, 2008 and 2007 appearing in the Company’s Form 10-K filed with the Securities and Exchange Commission on May 6, 2009. The September 30, 2009 and 2008 unaudited interim condensed consolidated financial statements on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. Certain information and note disclosures normally included in the annual financial statements on Form 10-K have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operation for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

The consolidated financial statements include the accounts of the Parent and its subsidiaries. Intercompany balances, transactions, and cash flows are eliminated on consolidation.  The consolidated results of operations of Rupinvest and Premier Power Italy are included from the date of acquisition, July 31, 2009, through September 30, 2009.

Inventories – Inventories, consisting primarily of raw materials, are recorded using the average cost method, and are carried at the lower of cost or market.

Revenue Recognition – Revenue on solar power projects installed by the Company for customers under installation contracts is recognized using the percentage of completion method of accounting. At the end of each period, the Company measures the cost incurred on each project and compares the result against its estimated total costs at completion. The percent of cost incurred determines the amount of revenue to be recognized. Payment terms are generally defined by the installation contract and as a result may not match the timing of the costs incurred by the Company and the related recognition of revenue. Such differences are recorded as either costs or estimated earnings in excess of billings on uncompleted contracts or billings in excess of costs and estimated earnings on uncompleted contracts. The Company determines its customer’s credit worthiness at the time an order is accepted. Sudden and unexpected changes in a customer’s financial condition could put recoverability at risk.

Contract costs include all direct material and labor costs attributable to a project as well as certain indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general, and administrative costs are charged to expense, as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured.

Earnings per Share – Earnings per share is computed in accordance with the provisions of Financial Accounting Standards (FASB) Accounting Standards Codification (ASC) Topic 260 (SFAS No. 128, “Earnings Per Share”).  Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company’s outstanding convertible preferred shares using the “if converted” method and dilutive potential common shares. Potentially dilutive securities include warrants, convertible preferred stock, restricted stock, and contingently issuable shares for the purchase of Rupinvest.

Stock-Based Compensation – The Company accounts for stock-based compensation under the provisions of  FASB ASC 718 (Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”), which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant date fair value and generally recognizes the costs in the financial statements over the employee’s requisite service period.  Stock-based compensation expense for all stock-based compensation awards granted was based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718.

Product Warranties – Prior to January 1, 2007, the Company provided a five-year warranty covering the labor and materials associated with its installations. Effective January 1, 2007, the Company changed the coverage to ten years in California and generally five to ten years elsewhere in the U.S., depending upon each state’s specific requirements, and to one year in Spain for all contracts signed after December 31, 2006. As of September 30, 2009, the Company had no warranty obligations in Italy as it had not performed any solar power facility installations as of that date.  The Company expects that its warranty policies in Italy will be similar to those it provides in Spain.  Solar panels and inverters are warranted by the manufacturer for 25 years and 10 years, respectively.

Comprehensive Income (Loss) – FASB ASC Topic 220 (Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,”) establishes standards for reporting comprehensive income (loss) and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss), as defined, includes all changes in equity during the period from non-owner sources, such as foreign currency translation adjustments.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued FASB ASC 805 (FAS No. 141(R), “Business Combinations” (“FAS 141(R)”)), which requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  FASB ASC 805 is prospectively effective to business combinations for which the acquisition is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact of FASB ASC 805 on the Company’s consolidated financial statements will be determined in part by the nature and timing of any future acquisitions completed.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 815-40 (SFAS No. 161, “Disclosures about Derivatives Instruments and Hedging Activities, an Amendment of FASB Statement No. 133”).  FASB ASC 815-40 requires enhanced disclosures about a company’s derivative and hedging activities. ASC 815-40 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of FASB ASC 815-40 did not have a material impact on results of operations, cash flows, or financial position.

In April 2008, the FASB issued FASB ASC 350-30 (FASB Staff Position (FSP) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”). FASB ASC 350-30 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB ASC 350-30 (SFAS No. 142, “Goodwill and Other Intangible Assets”). FASB ASC 350-30 must be applied prospectively to intangible assets acquired after the effective date. The Company applied the guidance of the FASB ASC 350-30 to intangible assets acquired after January 1, 2009.  The Company’s adoption of FASB ASC 350-30 did not have a material impact on its financial position, results of operations, or cash flows.

In June 2008, the FASB ratified FASB ASC 815-40 (EITF Issue 07-5 (EITF 07-5), “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock”). FASB ASC 815-40 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments. FASB ASC 815-40 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years.  On January 1, 2009, the Company adopted this pronouncement.

In April 2009, the FASB issued FASB ASC 825-10-50 and FASB ASC 270 (“FSP 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments”), which increases the frequency of fair value disclosures to a quarterly basis instead of on an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on an entity’s balance sheet at fair value. FASB ASC 825-10-50 and FASB ASC 270 are effective for interim and annual periods ending after June 15, 2009. The adoption of FASB ASC 825-10-50 and FASB ASC 270 did not have a material impact on results of operations, cash flows, or financial position

In May 2009, the FASB issued FASB ASC 470 (Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”). FASB ASC 470 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by FASB ASC 470-20-65-1 (paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”). Additionally, FASB ASC 470 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FASB ASC 470 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FASB ASC 470 did not have a material effect on our consolidated financial statements.

In May 2009, the FASB issued FASB ASC 855 (SFAS No. 165, “Subsequent Events”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, FASB ASC 855 sets forth (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB ASC 855 is effective for interim or annual financial reporting periods ending after June 15, 2009. The adoption of FASB ASC 855 did not have a material impact on results of operations, cash flows, or financial position.

In June 2009, the FASB issued FASB ASC 810 (SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). FASB ASC 810 applies to FASB ASC 105 entities and is effective for annual financial periods beginning after November 15, 2009 and for interim periods within those years. Earlier application is prohibited. A calendar year-end company must adopt this statement as of January 1, 2010. The Company does not anticipate the adoption of FASB ASC 810 to have a material impact on results of operations, cash flows, or financial position.

In June 2009, the FASB issued FASB ASC 860 (SFAS No. 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140”). FASB ASC 860 applies to all entities and is effective for annual financial periods beginning after November 15, 2009 and for interim periods within those years. Earlier application is prohibited. A calendar year-end company must adopt this statement as of January 1, 2010. This statement retains many of the criteria of FASB ASC 860 (FASB 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”) to determine whether a transfer of financial assets qualifies for sale accounting, but there are some significant changes as discussed in the statement. Its disclosure and measurement requirements apply to all transfers of financial assets occurring on or after the effective date. Its disclosure requirements, however, apply to transfers that occurred both before and after the effective date. In addition, because FASB ASC 860 eliminates the consolidation exemption for Qualifying Special Purpose Entities, a company will have to analyze all existing QSPEs to determine whether they must be consolidated under FASB ASC 810. The Company does not anticipate the adoption of FASB ASC 860 to have a material impact on results of operations, cash flows, or financial position.

In August 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value.” ASU 2009-05 applies to all entities that measure liabilities at fair value within the scope of FASB ASC 820, “Fair Value Measurements and Disclosures.” ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance, October 1, 2009 for the Company. The Company does not anticipate the adoption of ASU 2009-05 to have a material impact on results of operations, cash flows, or financial position.

In October 2009, the FASB ratified FASB ASC 605-25 (the EITF’s final consensus on Issue 08-1, “Revenue Arrangements with Multiple Deliverables”). FASB ASC 605-25 is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted on a prospective or retrospective basis. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

Results of Operations

Comparison of Three Months Ended September 30, 2009 and September 30, 2008

Net sales.    For the three months ended September 30, 2009, net sales decreased 32% relative to the three months ended September 30, 2008 from $9,236,108 to $6,284,590.  The decrease between the periods is primarily attributable to the Company having no installation projects during the three months ended September 30, 2009 that were similar in size to the larger projects we installed during the quarter ended September 30, 2008. The larger projects in 2008 accounted for over $3 million in net sales during the third quarter of 2008.  Net sales generated by operations from our Spanish subsidiary was approximately $2 million lower in the third quarter of 2009 as compared to the same period in 2008 due to changes in Spain’s permitting laws that capped the amount of kilowatt installed by solar power installers in Spain, effectively limiting the number of solar panel installations throughout Spain, which resulted in a higher level of backlog at September 30, 2009 as compared to September 30, 2008.

Cost of sales.     Cost of sales for the three months ended September 30, 2009 was $4,901,252 compared to $8,233,171 for the three months ended September 30, 2008, a decrease of approximately 40%.  While most of the decrease in our cost of sales is consistent with the reduction in net sales, there was also a 40% decrease in the cost of photovoltaic solar modules. Additionally, we tightened controls over purchasing activities between the two periods.

Gross profit.   Gross profit for the three months ended September 30, 2009 was $1,383,338 compared to gross profit of $1,002,937 for the three months ended September 30, 2008, representing gross margins of approximately 22% and 11%, respectively. The improvement in gross profit was largely attributable to lower costs on our purchased protovoltaic solar modules and tighter controls over purchasing activities.

Operating expenses.   Our operating expenses consist of sales and marketing expenses and administrative expenses.  For the three months ended September 30, 2009, total operating expenses were $2,443,651, consisting of sales and marketing costs of $601,281 and administrative costs of $1,842,370, while total operating expenses for the three months ended September 30, 2008 were $1,091,614, consisting of sales and marketing costs of $576,451 and administrative costs of $515,163, representing an increase in total operating expenses of approximately 124%.  As a percentage of sales, operating expenses were approximately 39% and 12% for the three months ended September 30, 2009 and 2008, respectively.  The increase in operating expenses is primarily due to an increase in professional costs related to becoming a public company in September 2008, salary costs related to restructuring and severance payments made to employees who were laid off during the third quarter of 2009 that we did not incur during the same period in 2008, and a one-time cost of commissions associated with our acquisition of Rupinvest during the third quarter of 2009.  The increase can be further explained by a stock compensation expense resulting from the issuance of stock options in January 2009.

Income taxes.  For the three months ended September 30, 2009 and 2008, we recorded a tax benefit of $91,502 and $352,762, respectively.    The decrease in income tax benefit relates to a decrease in the effective tax rate due to a foreign tax benefit of losses in Spain and an increase in estimated taxes in Italy.

Comparison of Nine Months Ended September 30, 2009 and September 30, 2008

Net sales.    For the nine months ended September 30, 2009, net sales decreased 44% relative to the nine months ended September 30, 2008 from $27,224,925 to $15,192,289.  The decrease between the periods is primarily attributable to the Company having no installation projects during the nine months ended September 30, 2009 that were similar in size to the larger projects we installed during the nine months ended September 30, 2008.  The larger projects accounted for over $12 million in net sales during the nine months ended September 30, 2008.  Net sales generated by operations from our Spanish subsidiary was approximately $4.9 million lower in the first three quarters of 2009 than the same period in 2008 due to changes in Spain’s permitting laws that capped the amount of kilowatt installed by solar power installers in Spain, effectively limiting the number of solar panel installations throughout Spain, which resulted in a higher level of backlog at September 30, 2009 as compared to September 30, 2008.

Cost of sales.     Cost of sales for the nine months ended September 30, 2009 was $12,901,906 compared to $23,502,924 for the nine months ended September 30, 2008, a decrease of approximately 45%.  The decrease in our cost of sales is in line with the reduction in net sales and also due to a 40% decrease in the cost of photovoltaic solar modules.

Gross profit.   Gross profit for the nine months ended September 30, 2009 was $2,290,383 compared to gross profit of $3,722,001 for the nine months ended September 30, 2008, representing gross margins of approximately 15% and 14%, respectively.  The decrease in gross profit between the periods is generally consistent with the reduction in revenues.

Operating expenses.   Our operating expenses consist of sales and marketing expenses and administrative expenses.  For the nine months ended September 30, 2009, total operating expenses were $6,218,696, consisting of sales and marketing costs of $1,973,585 and administrative costs of $4,245,111, while total operating expenses for the nine months ended September 30, 2008 were $2,999,479, consisting of sales and marketing costs of $1,571,826 and administrative costs of $1,427,653, representing an increase in total operating expenses of approximately 107%.  As a percentage of sales, operating expenses were approximately 41% and 11% for the nine months ended September 30, 2009 and 2008, respectively.  The increase in operating expenses is due to an increase in professional costs related to becoming a public company, salary cost related to restructuring and severance payments made to employees who were laid off during the first three quarters of 2009, and a one-time cost of commissions associated with our acquisition of Rupinvest.  The increase can be further explained by the stock compensation expense resulting from the issuance of stock options in January 2009.

Income taxes.  For the nine months ended September 30, 2009 and 2008, we recorded a tax benefit of $1,217,989 and $148,428, respectively.  The increase in income tax benefit is primarily attributable to the level of loss we incurred in the first nine months of 2009.

LIQUIDITY

Cash Flows
(in thousands)	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Net cash used in operating activities	$(6,854,589)	$(2,215,906)
Net cash used in investing activities	$(114,995)	$(84,353)
Net cash provided by financing activities	$4,833,576	$6,482,841
Net (decrease) increase in cash and cash equivalents	$(2,120,674)	$4,168,202

Net cash used in operating activities was $6,854,589 and $2,215,906 for the nine months ended September 30, 2009 and 2008, respectively.  The increase in net cash flows used in operating activities was mainly due to our increased levels of use of working capital associated with development and installation costs related to project assets from our acquisition of Rupinvest and Premier Power Italy during the third quarter of 2009.

Net cash used in investing activities was $114,995 and $84,353 for the nine months ended September 30, 2009 and 2008, respectively.  The increase in net cash flows used in investing activities between the two periods was mainly due to an increase in acquisition of property and equipment.

Net cash provided by financing activities was $4,833,576 for the nine months ended September 30, 2009 compared to $6,482,841 for the nine months ended September 30, 2008.  The decrease in net cash flows from financing activities between the two periods was due to our $7,000,000 financing in September 2008, which cash amount was unmatched from financing activities during the first three quarters of 2009.

Material Impact of Known Events on Liquidity

Our expanding large-scale solar power project development business in Italy is expected to have increasing liquidity requirements in the future.  While we have extended the payment terms with our primary vendors, solar power project development cycles can take several months to develop.  As a result, we may need to make significant up front investments of resources in advance of receipt of any revenue resulting from the of signing of either project sales contracts or power purchase agreements.  To date, we have financed these required up front investments associated with our Italian project development and implementation efforts primarily using working capital and cash on hand.  In the future, we may also engage in one or more debt or equity financings to fund our operations.  Such financings could result in increased expenses or dilution to our existing stockholders.  If we are unable to obtain debt or equity financing on commercially reasonable terms, we may be unable to execute our expansion strategy according to plan.

The disruption in the credit markets has had a significant adverse impact on a number of financial institutions.  As of September 30, 2009, however, our liquidity and capital investments have not been materially adversely impacted, and we believe that they will not be materially adversely impacted in the near future.  We will continue to closely monitor our liquidity and the credit markets.  We cannot, however, predict with any certainty the impact to us of any further disruption in the credit environment.

There are no other known events that are expected to have a material impact on our short-term or long-term liquidity.

Capital Resources

We have financed our operations primarily through cash flows from operations and debt and equity financings.  On September 9, 2008, we received gross proceeds of $7 million from a private placement financing transaction, and on June 16, 2009, we received gross proceeds of $3 million from another private placement financing transaction.  We also have in place a $7 million credit line with Umpqua Bank that is available for working capital and capital expenditures, which expires on July 13, 2011, and Premier Power Spain has a 100,000 Euro credit line that is available for working capital, which expires on May 21, 2010. Thus, we believe that our current cash and cash equivalents, anticipated cash flow from operations, net proceeds from the private placement financings, and our lines of credit with banks will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for at least the next 12 months. The proceeds from the private placement financings are being used for acquisitions and general working capital purposes, including funding the purchase of additional inventory and advertising and marketing expenses.

Notwithstanding the above, we may seek to raise additional cash to fund future investments or acquisitions we may decide to pursue. To the extent it becomes necessary to raise additional cash in the future, we may seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or loans, issuance of common stock, or a combination of the foregoing. Other than our lines of credit, we currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Lines of Credit

On July 13, 2009, we entered into a loan agreement with Umpqua Bank for a line of credit that matures on July 13, 2011.  The agreement provides for an initial line of credit of $7 million, provided, however, that we may request no more than twice prior to the maturity date that the line of credit be increased to an amount not to exceed $12 million in the event we acquire another subsidiary and require additional working capital for such subsidiary.  The line of credit is secured by our assets and by the assets of Premier Power California, Bright Future, and Premier Power Spain.  The line of credit bears interest at the prime rate, provided, however, that the interest rate will not be less than five percent (5%) per annum.  At September 30, 2009, the interest rate was 5%. As of November 16, 2009, there is $1,700,000 outstanding under our agreement with Umpqua Bank at an interest rate of 5%.

Additionally, on June 1, 2009, Premier Power Spain opened an unsecured line of credit for $118,349, which has interest terms of Euribor + 1% and is due in full on May 21, 2010.

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

The following table summarizes our contractual obligations as of September 30, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 years +
Contractual Obligations:
Bank Indebtedness	$2,281,089	$144,500	$1,995,217	$140,531	$841
Operating Leases	366,904	26,803	238,616	83,610	17,875
Totals:	$2,647,993	$171,303	$2,233,833	$224,141	$18,716

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders’ equity or that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity, or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk, or credit support to us or engages in leasing, hedging, or research and development services with us.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive Officer) and Controller (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our Chief Executive Officer and Controller concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Controller, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There have been no material developments during the quarter ended September 30, 2009 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities during the quarter ended September 30, 2009 to report that have not already been disclosed in a Current Report on Form 8-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

(a)           None.

(b)           There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.  EXHIBITS.

Exhibit Number	Description

2.1	Share Exchange Agreement between the Company and its majority stockholder, and Premier Power Renewable Energy, Inc. and its stockholders, dated September 9, 2008 (3)
2.2	Share Exchange Agreement between Premier Power Renewable Energy, Inc., Rupinvest Sarl, and Esdras Ltd., dated June 3, 2009 (6) (3)
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment of the Certificate of Incorporation, filed August 19, 2008 with the Secretary of State of the State of Delaware (2)
3.4	Certificate of Amendment of the Certificate of Incorporation, filed August 29, 2008 and effective September 5, 2008 with the Secretary of State of the State of Delaware (3)
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed September 10, 2008 with the Secretary of State of the State of Delaware (3)
3.6	Amendment to Certificate of Incorporation, filed November 24, 2008 with the Secretary of State of Delaware (4)
3.7	Amendment to Bylaws (5)
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed with the Delaware Secretary of State on June 12, 2009 (7)
10.1	Loan Agreement (Asset Based) between Umpqua Bank and Premier Power Renewable Energy, Inc., dated July 13, 2009 (8)
10.2	Promissory Note (Line of Credit Note) between Umpqua Bank and Premier Power Renewable Energy, Inc., dated July 13, 2009 (8)
10.3	Form of Modification to Promissory Note (Line of Credit Note) and Loan Agreement between Umpqua Bank and Premier Power Renewable Energy, Inc. (8)
10.4	Commercial Security Agreement between Umpqua Bank and Premier Power Renewable Energy, Inc., dated July 13, 2009 (8)
10.5	Commercial Security Agreement (Premier Power California) between Umpqua Bank and Premier Power Renewable Energy, Inc., dated July 13, 2009 (8)
10.6	Rider to Security Agreement Executed by Non-Borrower Grantor (Premier Power California) between Umpqua Bank and Premier Power Renewable Energy, Inc., dated July 13, 2009 (8)
10.7	Commercial Security Agreement (Bright Futures Technologies, LLC) between Umpqua Bank and Bright Futures Technologies, LLC, dated July 13, 2009 (8)
10.8	Rider to Security Agreement Executed by Non-Borrower Grantor (Bright Futures Technologies, LLC) between Umpqua Bank and Bright Futures Technologies, LLC, dated July 13, 2009 (8)
10.9	Commercial Security Agreement (Premier Power, Sociedad Limitada) between Umpqua Bank and Premier Power, Sociedad Limitada, dated July 13, 2009 (8)
10.10	Rider to Security Agreement Executed by Non-Borrower Grantor (Premier Power, Sociedad Limitada) between Umpqua Bank and Premier Power, Sociedad Limitada, dated July 13, 2009 (8)
10.11	Agreement to Provide Insurance between Umpqua Bank and Premier Power Renewable Energy, Inc., dated July 13, 2009 (8)
10.12	Disbursement Request and Authorization between Umpqua Bank and Premier Power Renewable Energy, Inc., dated July 13, 2009 (8)
10.13	Landlord’s Release and Waiver among Umpqua Bank, Premier Power Renewable Energy, Inc. and Wagner Family ILP, dated July 13, 2009 (8)
10.14	Landlord’s Release and Waiver among Umpqua Bank, Premier Power Renewable Energy, Inc., and MKJ - McCalla Investments, LLC dated July 13, 2009 (8)
10.15	Landlord’s Release and Waiver among Umpqua Bank, Premier Power Renewable Energy, Inc. and 33 Partners, Inc., dated July 13, 2009 (8)
10.16	Escrow Agreement between the Registrant, Rupinvest Sarl, Esdras Ltd., and Capita Trust Company Limited, dated July 9, 2009 (9)

10.17	Escrow Agreement Amendment No. 1 between the Registrant, Rupinvest Sarl, Esdras Ltd., and Capita Trust Company Limited, dated July 22, 2009 (10)
10.18	Waiver and Amendment between the Registrant, Rupinvest Sarl, Esdras Ltd., and Capita Trust Company Limited, dated July 30, 2009 (11)
31.1	Section 302 Certification by the Corporation’s Principal Executive Officer *
31.2	Section 302 Certification by the Corporation’s Principal Financial and Accounting Officer *
32.1	Section 906 Certification by the Corporation’s Principal Executive Officer *
32.2	Section 906 Certification by the Corporation’s Principal Financial and Accounting Officer *

*	Filed herewith.
(1)	Filed on February 13, 2007 as an exhibit to our Registration Statement on Form SB-2/A, and incorporated herein by reference.
(2)	Filed on August 29, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(3)	Filed on September 11, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(4)	Filed on November 26, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(5)	Filed on January 16, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(6)	Filed on June 8, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(7)	Filed on June 18, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(8)	Filed on July 13, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(9)	Filed on July 15, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(10)	Filed on July 23, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(11)	Filed on August 5, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER POWER RENEWABLE ENERGY, INC.
(Registrant)

Date: November 16, 2009	By:	/s/ Dean Marks
Dean Marks
Chief Executive Officer and President (Principal Executive Officer)

Date: November 16, 2009	By:	/s/ Rhonda Holden
Rhonda Holden
Controller (Principal Financial & Accounting Officer)*

* Although the registrant appointed a new Chief Financial Officer on November 5, 2009, the registrant’s Controller is performing the function of the principal financial and accounting officer on the filing date of this report.