Form 10-K
period 2009-12-31
Premier Power Renewable Energy, Inc.
filed 2010-03-25
CIK 1388686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-140637

PREMIER POWER RENEWABLE ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-4343369
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4961 Windplay Drive, Suite 100, El Dorado Hills, CA	95762
(Address of principle executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (916) 939-0400

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).  ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $35,104,051 as of June 30, 2009, based upon 8,069,897 shares at $4.35 per share as reported on the OTC Bulletin Board.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date:  29,083,250 shares of common stock as of March 10, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K contains forward-looking statements.  Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements that involve assumptions and describe our future plans, strategies, and expectations are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this annual report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this annual report generally.  This annual report may contain market data related to our business that may have been included in articles published by independent industry sources.  Although we believe these sources are reliable, we have not independently verified this market data.  This market data includes projections that are based on a number of assumptions.  If any one or more of these assumptions turns out to be incorrect, actual results may differ materially from the projections based on these assumptions.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will in fact occur.  In addition to the information expressly required to be included in this annual report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this annual report as well as other public reports that may be filed with the United States Securities and Exchange Commission.  You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments.  We are not obligated to update or revise any forward-looking statement contained in this annual report to reflect new events or circumstances, unless and to the extent required by applicable law.  Neither the Private Securities Litigation Reform Act of 1995 nor Section 27A of the Securities Act of 1933, as amended (the “Act”), provides any protection for statements made in this annual report.

When used in this annual report, the terms the “Company,” “Premier Power,” “we,” “us,” “our,” and similar terms refer to Premier Power Renewable Energy, Inc., a Delaware corporation, and our subsidiaries.

PART I

Item 1.  Business.

Overview

We are a developer, designer, and integrator of ground mount and rooftop solar energy solutions for residential, commercial, industrial, and equity fund customers in North America, Spain, and Italy.  We provide a full range of installation services to our solar energy customers including design, engineering, procurement, permitting, construction, grid connection, warranty, system monitoring, and maintenance services.  We use solar components from the industry’s leading suppliers and manufacturers including solar panels from General Electric (“GE”), Canadian Solar, Sharp, Solyndra, and Sun Power, inverters from Fronius, Wattsun, SMA, Satcon, and Xantrex, solar trackers from Wattsun, and residential solar thermal systems from Schuco.  We have installed over 1,400 solar power systems since the commencement of our current business operations in 2003, with the scale of these projects ranging from 5 kilowatts to multi megawatts of installed capacity.  We believe our experience in developing, designing, and installing large and complex solar projects differentiates us from many of our competitors.

On July 31, 2009, we acquired Premier Power Italy S.p.A. (formerly known as ARCO Energy, SRL, hereinafter “Premier Power Italy”), a distributor of solar modules and developer and integrator of ground mount and rooftop solar power systems in Italy.

Our History

We were originally incorporated as “Harry’s Trucking, Inc.” in Delaware on August 31, 2006.  Effective September 5, 2008, we changed our name to “Premier Power Renewable Energy, Inc.”  On September 9, 2008, we consummated a share exchange transaction whereby we acquired Premier Power Renewable Energy, Inc., a California corporation (“Premier Power California”) and Premier Power California’s wholly owned subsidiaries, Premier Power Sociedad Limitada (“Premier Power Spain”) and Bright Future Technologies, LLC (“Bright Future”).

Premier Power California’s history dates back to 2001 when Premier Homes Properties, Inc. (“Premier Homes”), a privately held homebuilder based in Roseville, formed a solar power systems design and integration division (the “Solar Division”) in order to meet its internal mandate to make one out of every three homes Premier Homes developed into a solar home.  On April 22, 2003, in order to meet the growing demand for commercial and residential retrofit solar power system installations, the Solar Division was spun-off from Premier Homes by the formation of Premier Power California.

Bright Future, a wholly owned subsidiary of Premier Power California, was formed on December 13, 2006 as a Nevada limited liability company.  Bright Future operates as a trading company that allows Premier Power California and Premier Power Spain to consolidate its purchases from suppliers of solar energy products in order to achieve advantageous trade terms.

Premier Power Spain, a wholly owned subsidiary of Premier Power California, was formed on July 7, 2006 as a Spanish limited liability company by the principals of Premier Power California in order to conduct design, sales, and installation operations in Spain and other parts of Europe.  Premier Power Spain was our initial entry into the European market.

On July 31, 2009, we acquired all of the capital stock of Rupinvest SARL, a corporation duly organized and existing under the law of Luxembourg (“Rupinvest”).  Rupinvest initially owned 90% of Premier Power Italy, a private limited company duly organized and existing under the laws of Italy.  On December 31, 2009, Rupinvest purchased the remaining 10% interest in Premier Power Italy making it a wholly owned subsidiary.  Premier Power Italy is a distributor, developer, and integrator of ground mount and rooftop solar power systems in Italy.

Recent Developments

Share Exchange Transaction with Rupinvest SARL and Esdras Ltd.

On July 31, 2009, we closed the acquisition of 100% of the issued and outstanding equity ownership of Rupinvest from Esdras Ltd., a corporation duly organized and existing under the laws of Cyprus (“Esdras”).  Rupinvest distributes, develops, and integrates ground mount and rooftop solar power systems in Italy through its subsidiary, Premier Power Italy, which was a majority-owned subsidiary at the closing but which became a wholly owned subsidiary on December 31, 2009 as described below.  The terms of the transaction are set forth in a Share Exchange Agreement entered into on June 3, 2009 between the Company, Rupinvest, and Esdras.  Prior to the closing of this share exchange, Rupinvest was the wholly owned subsidiary of Esdras.  We acquired Rupinvest from Esdras in exchange for (i) a cash payment by us to Esdras in the amount of twelve thousand five hundred Euros (€12,500, or approximately $18,292) and (ii) the potential transfer to Esdras of up to 3 million shares of our common stock, with the number of shares to be transferred, if any, to be calculated based on achieving certain sales and gross margin goals by Premier Power Italy over a three-year period.  Pursuant to the terms of the transaction, we also made a capital contribution in the amount of one million, one hundred and twenty five thousand Euros (€1,125,000, or approximately $1,580,063) into Premier Power Italy representing a 90% interest.  Following the closing of this share exchange, we conduct operations in Italy through Premier Power Italy.

On December 31, 2009, Rupinvest purchased the remaining 10% interest of Premier Power Italy from Esdras pursuant to the Share Exchange Agreement whereby Premier Power Italy became the wholly owned subsidiary of Rupinvest.   The agreement allowed for the reimbursement of the initial capitalization of one hundred and twenty five thousand Euros (€125,000, or approximately $175,600) made by Esdras if the remaining 10% was purchased by December 31, 2009.

Financing Transaction with Vision Opportunity Master Fund – June 16, 2009

On June 16, 2009, we entered into a Securities Purchase Agreement with Vision Opportunity Master Fund (“Vision”) pursuant to which we sold to Vision 2.8 million shares of our Series B Convertible Preferred Stock (bearing no liquidation preference, no coupon payments, and no redemption rights) in exchange for the cancellation of 4-year Series A Warrants exercisable for an aggregate 1.75 million shares of our common stock and 4-year Series B Warrants exercisable for an aggregate 1,750,000 shares of our common stock, and a $3 million cash payment.

In connection with the purchase agreement, Vision, a holder of our Series A Convertible Preferred Stock, agreed in writing that no adjustment will be made to the conversion price of its Series A Convertible Preferred Stock shares, which right is set forth in Section 7(b) of the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed on September 10, 2008 with the Delaware Secretary of State.

Industry Overview

Challenges Facing the Electric Power Industry

According to the Energy Information Administration (“EIA”), a section of the United States Department of Energy, energy outlook projects moderate growth in U.S. energy consumption with greater use of renewables.  In fact the EIA’s outlook in 2010 was that global energy consumption would increase by 14% from 2008 to 2035.  Electric power used to operate businesses and industries provides the power needed for homes and offices and provides the power for our communications, entertainment, transportation, and medical needs.  On the residential side, growth in population and homeowners’ desires to utilize solar as an alternative source of energy have increased demand over time.  Population shifts to warmer regions have also increased the need for cooling.  Electricity is now more commonly used for local transportation (electric vehicles) and space/water heating needs.

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

•
Stability of Suppliers.  Many of the world’s leading suppliers of fossil fuels are located in unstable regions of the world where political instability, labor unrest, war, and terrorist threats may disrupt oil and natural gas production.  Purchasing oil and natural gas from these countries may increase the risk of supply shortages and may increase costs of fossil fuels.

•
Generation, Transmission, and Distribution Infrastructure Costs.  Historically, electricity has been generated in centralized power plants transmitted over high voltage lines and distributed locally through lower voltage transmission lines and transformer equipment.  Despite the increasing demand for electricity, investment in electricity generation, transmission, and distribution infrastructure have not kept pace, resulting in service disruptions in the U.S.  As electricity demands increase, these systems will need to be expanded, and such expansion will be capital intensive and time consuming, and may be restricted by environmental concerns.  Without further investments in this infrastructure, the likelihood of power shortages may increase.

•
Environmental Concerns and Climate Change.  Concerns about climate change and greenhouse gas emissions have resulted in the Kyoto Protocol, an international agreement establishing a legally binding commitment for the reduction of greenhouse gases.  As of February 2010 189 countries had voluntarily ratified the Kyoto Protocol and are required to reduce greenhouse gas emissions to target levels which vary by country.  In the United States, 29 states have implemented the Renewable Portfolio Standard, which require electric companies to purchase a specific amount of power from renewable sources.

Drivers of Solar Market Adoption

The challenges facing the traditional electric power industry are driving the adoption of renewable energy sources.  Solar power systems have been used to produce electricity for several decades, although at generally higher costs as compared with traditional energy sources.  Technological advances during the past decade that have significantly reduced system costs, combined with the advantages of solar power as a renewable energy source and government subsidies and incentives for solar power, have led to solar power becoming one of the fastest growing renewable energy technologies.

Advantages that solar power offers over other sources of power include:

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

According to Solarbuzz, an independent solar energy research firm, total worldwide solar cell production increased from 682 megawatts (MW) in 2003 to 6,854 MW in 2008, which represented a compound annual growth rate, or CAGR, of approximately 58.7%.  Solarbuzz projects worldwide solar cell production will reach approximately 17,200 MW by 2013 in its “Green World Scenario,” which we believe represents the most appropriate of three forecast scenarios published by Solarbuzz because it balances further growth resulting from increased development of government incentive programs with measured growth in industry production capacity.  This represents a CAGR of 20.2% from 2008 actual solar cell production of 6,854 MW as reported by Solarbuzz.

Government Incentives for Solar Energy

Despite the significant advantages of solar energy that have resulted in recent rapid market growth, solar energy continues to represent only a small fraction of the world’s energy output as a result of costs that remain higher than those of traditional energy sources.  According to Solarbuzz, the cost of generating a kWh of solar electricity has declined from 40 cent per kWh to 20 cent per kWh, but still remains significantly higher than the cost of traditional energy, which ranges from an average price of 10.3 cents per kWh in the United States to 27.2 cents per kWh in Italy.  While the solar industry continues to drive down costs by 20% to 40%, various government incentives have been put in place to make solar energy economically competitive.  These incentives include:

•
Feed-in Tariffs.  Feed-in tariffs, used primarily in Europe, require utility companies to purchase electricity from renewable energy sources at a guaranteed rate, generally above the standard rate for electricity.

•
Renewable Portfolio Standards.  Renewable portfolio standards, adopted by 29 states in the United States, require utilities to deliver a certain percentage of power from renewable energy sources by a specific date.  For example, California requires electric companies to increase procurement from eligible renewable energy sources by at least 1% of their retail sales annually, until they reach 20% by 2010.

•
Tax credits or grants.  Tax credits or grants provide an offset to the cost of installing a solar system.  In the United States, there is currently a 30% federal tax credit for commercial and residential solar power systems, which takes the form of a cash grant in 2009 and 2010.

•	Loan Guarantees. Government-backed loan guarantees enable companies to finance solar projects at a lower cost of capital than would otherwise be available in the capital markets.

U.S. Solar Market Dynamics

According to Solarbuzz, the market for solar energy in the United States is expected to grow from 342 MW in 2008 to 3.200 MW in 2012, representing a CAGR of 75%.  Drivers for solar market growth include rapidly declining costs of solar systems as much as 20% to 40% over the next three years as well as government incentives including an investment tax credit (providing a 30% federal rebate for solar energy systems), renewable portfolio standards in 29 states, and selected state and local tax credits.

Spanish Solar Market Dynamics

Spain led the global market for solar in 2008, with 2.51 gigawatts installed that year alone, according to a report from the European Photovoltaic Industry Association (EPIA).  Spain imposed a 500 MW cap on the feed-in tariff in 2009, causing Solarbuzz to forecast the market to decline to 550 MW in 2009, and to then resume growth to 1,050 MW by 2012.  With a majority of Spain’s rooftop solar energy targets unmet, and government support of rooftop solar systems through a revised feed-in-tariff, the commercial rooftop market has become the leading solar market segment in Spain.

Italian Solar Market Dynamics

According to Solarbuzz, the market for solar energy in Italy is expected to grow from 258 MW in 2008 to 1,600 MW in 2012.  We believe that Italy represents an attractive solar market as a result of favorable sunlight patterns, high traditional power prices, and an attractive feed-in tariff of €0.346 per kWh (approximately $0.50).  According to Solar Plaza, a solar analyst firm, Italy is the second largest solar PV energy market after Germany in the European market.  The Italian government has set ambitious goals for solar PV, with an initial target of 3,000 MW of installed PV power by 2016 and 8,500 MW of PV expected to be installed by 2020.  We believe that grid-parity will become a fact of life in Italy during this timeframe, meaning that solar electricity will be able to compete with electricity from the grid without subsidies.

Our Products and Services

We provide a full range of installation services to our solar energy customers including design, engineering, procurement, permitting, construction, grid connection, warranty, system monitoring, and maintenance services.  In addition, we are a reseller of solar energy system components including, but not limited to, racking, wiring, inverters, solar modules, and other related components sourced from the industry’s leading manufacturers and suppliers.  Through our partners, we assist in arranging power purchase agreement programs for our customers. In 2010, we intend to offer direct power purchase agreements.

Business Segments

We operate in four business segments:  U.S. commercial, U.S. residential, Spain, and Italy.

U.S Commercial

Our U.S. commercial business consists of ground mount or rooftop solar energy projects generally ranging from 100 kilowatt (kWh) to 20 MW provided to corporate, municipal, agricultural, and utility customers.  In this market, we design and build our solar energy systems to meet each customer’s individual needs and circumstances.  We assess the customer’s annual power requirements and average daily consumption rates in different seasons of the year to size and engineer the solar energy system.  We assess the customer’s site and if relevant roof size, configuration, and composition to determine the optimum location for the solar modules.  We factor in information about the customer’s electrical service territory and its rate structures, and we identify the customer’s budget and preferred financing method, as well as the customer’s aesthetic preferences.  We also identify the relevant federal, state, and local regulations, including building codes that are important to the cost, operation, and return on investment of the customer’s solar energy system, as well as relevant tax rates and various other factors.  We assess this data using solar monitoring tools that enable us to design a solar energy system to a size and configuration that maximizes energy efficiency for each customer’s circumstances.  We provide customers with a return on investment analysis and determine the rebates and performance-based incentives that are available to each customer.  We prepare final construction plans to obtain a building permit and, as soon as the permit is approved, our installation professionals begin the installation by placing metal racking on the customer’s roof (or by building a ground mount), followed by installation of the solar modules, inverters, and the balance of systems components and safety equipment.

After the solar photovoltaic (PV) modules and inverters are procured and installed, we obtain a final inspection of the installation by the local building department, prepare and submit all rebate applications to the appropriate rebating jurisdiction, and apply for the local utility company to interconnect the customer’s solar energy system to the utility grid.  The entire process from signing of the contract through final inspection by the local building department typically takes between 3 and 6 months, with the actual installation work usually requiring two weeks to two months.

U.S. Residential

Our U.S. residential business consists mainly of rooftop solar installations generally ranging from 5 kWh to 40 kWh provided to customers primarily in California and New Jersey as a result of the attractive government incentives in those states.  We do provide installations in other states when financially attractive.  The services we provide to our residential customers are largely similar to our U.S. commercial customers.  Key differences include that the entire process typically takes between 60 to 90 days for residential customers versus 3 to 6 months for commercial customers, and the actual installation work usually requires two to five days for residential customers versus two weeks to two months for commercial customers.

Spain

Our Spanish business consists of rooftop solar installations generally ranging 5 kWh to 1 MW provided primarily to businesses that own commercial buildings or warehouses.  Our Spanish business also serves other European countries other than Italy.  The services we provide to our Spanish customers are largely similar to our U.S. commercial customers.  Our global experience and unmatched engineering and design expertise strongly position us to capitalize on the commercial rooftop opportunities and further build our leadership role in this growing market.  Additionally in Spain, we perform distribution services whereby we procure solar modules and invertors and sell these to other solar integrators or commercial buyers.

Italy

Our Italian business consists of distribution, ground mount, roof mount, and solar power plant installations.  In Italy, a portion of our business consists of ground mount or rooftop solar energy projects generally ranging from 50 kWh to 500 kWh provided to corporate, municipal, agricultural, and utility customers.  In Italy, our customers commission us to install solar energy systems based on customer-defined specifications, but we have the ability to define our own projects and select sites based on attractive solar characteristics.  These projects are typically 1 MW in size.  We enter into these projects generally with a reseller of solar power plants or a financial investor who contracts us to construct the project.  Upon completion of the project, the acquirer of the project has the rights to the sell electricity to the Italian power authority at specified rates over 20 years based on Italy’s feed-in tariff.

Strategy

Our goal is to be the leading integrator of commercial solar energy systems.  We intend to pursue the following strategies to achieve this goal:

•
Target multiple markets.  We intend to continue to target numerous market segments and opportunities ranging from commercial and industrial to agricultural and residential, both domestically and internationally.  Through geographic, market segment, and product diversification, we have reduced, and will continue to be able to reduce, the impact of economic and other fluctuations that any one individual market, segment, or region may have on our business.

•
Establish best practices across market segments.  We intend to continue to focus on establishing and refining best practices for design, sales, and marketing that can be replicated throughout our different locations while identifying and centralizing operations that are best centralized in order to reduce the cost of operations and increase awareness of our services so that our best practices are applied in a uniform manner and delivered consistently across markets.

•
Develop proprietary know how.  We believe our experience in developing, designing, and installing large and complex solar projects differentiates us from many of our competitors.  We intend to continue to develop proprietary turn-key solar power systems and continued improvements upon our prefabrication abilities for application in commercial, rooftop, and ground mount applications that will reduce design, permitting, and installation time and cost.

•
Balance in-house engineering with outsourced labor.  We intend to balance the use of our in-house engineering, design, and installation staffs with the use of outsourcing when appropriate in order to improve the customer experience, maintain quality control, reduce costs, and protect our brand.

•
Expand our participation in “value added” businesses.  We intend to continue to expand our offerings to include services such as providing after-market systems management programs and customized project finance solutions to customers and prospective customers.  This will allow us to have greater participation in the ancillary revenue that our projects create, which currently is not a significant portion of our business.

•
Develop financial tools such as leases or Power Purchase Agreements (PPAs) to help consumers and businesses decide in favor of solar power.  A PPA is a long-term contract under which a customer has no up-front cost and instead agrees to purchase the energy produced by the solar system at a fixed rate, typically adjusted annually at an agreed rate, for 15, 20, or 25 years.  The customer does not own the system and the elimination of a capital outlay simplifies the “going solar” decision.

•
Expand through both acquisitions and organic growth.  As a growing number of states and countries adopt solar programs, we expect solar demand to continue to grow.  We intend to continue to evaluate potential acquisitions to expand our presence worldwide.  We view acquiring a local presence in a new market as a critical step in gaining a strong brand and presence in a market.

Customers

Our business consists of the installation of solar energy systems and all related components for use by commercial and industrial enterprises, municipalities, residential homeowners, and other solar energy providers.  The following table highlights the breakdown of our revenue by market in 2009 and 2008:

	United States	Spain	Italy
2009	45.5%	19.2%	35.3%
2008	70.2%	29.8%	-

In 2009, our largest customers were an Italian reseller, which represented 17% of our total revenue, a distribution customer, which represented 5% of our total revenue, and a U.S. commercial customer, which represented 6% of our total revenue.  For the fiscal year ended December 31, 2009, 81% of our revenue was derived from commercial and industrial customers, and 19% of our revenue was derived from residential customers.  In 2008, our two largest customers represented 18% and 12% of our total revenue, respectively.  For the fiscal year ended December 31, 2008, 84% of our revenue was derived from commercial and industrial customers, and 16% of our revenue was derived from residential customers.

Our clients in the United States have included utility companies such as Pacific Gas and Electric and Sierra Pacific Power Company, home builders such as KB Homes, and numerous agricultural clients such as leading wineries in Napa Valley, California.  Our clients in Spain have included BTV, CasaVilla, and Salvi Cazados.  Our clients in Italy have included Global Green Advisors, Nacastri, and Camardo.

We believe that the solar energy market is dynamic and constantly changing as certain government standards and directives that affect the marketplace have allowed, and will continue to allow, for new customers in new geographic areas.  We believe that Renewable Portfolio Standards (“RPS”) in the United States have resulted in increased demand for solar energy in the American marketplace. RPS is a state policy that requires electricity providers to obtain a minimum amount of their power from renewable energy by a certain date.  According to a May 2009 report by the U.S. Department of Energy, there were 24 states that adopted a RPS-type mechanism.  According to the Pew Center on Global Climate Change, that number increased to 29 states.  We believe that this number will continue to increase.  With each new state that adopts a RPS, bases of new customers of solar energy will develop.  In June 2009, Congress passed a cap-and-trade energy bill that would require electric utilities to meet 20% of their electricity demand through renewable sources by 2020.  We believe this will generate additional demand for solar energy, which would create new customers.  We also believe that the renewable energy directive of the European Union also plays a role in growth of our marketplace.  According to the European Renewable Energies Foundation and the European Future Energy Forum, the EU’s member-nations are required to provide at least 20% of gross final energy consumption from renewable energy sources by 2020.  This target is mandatory of the 27 member-nations.  Each member-nation must draft a Renewable Energy Action Plan, which must include clear development targets for electricity, heating, cooling, and fuel.  Consequently, to avoid penalties, the member-nations provide incentives in the form of feed-in tariffs for the generation of solar electricity.  This EU renewable energy directive, thus, also provides for an increase in customers within the EU.  We believe that our customer base will grow as a result of such standards and directives.

Quality Control

We have a “zero defect” quality assurance program for installation of solar energy systems.  Instituted in 2006, the zero defect policy was created to set the highest quality and customer satisfaction standards in the industry today.  The program sets standards for ten areas of installation: (1) installed equipment, (2) solar array, (3) array mounting structure, (4) wire runs, (5) system component location, (6) system component mounting, (7) electrical, (8) system performance, (9) building requirements, and (10) surrounding property.  Each of our installations is independently verified by a quality control officer and must meet a rigid standard for excellence.  One point is awarded for each standard that is met, and our installation crews must have a score of at least 9 points for each installation.  If an installation crew scores less than 9 points for a particular installation, we follow up with the customer to allow management to understand the core problem with that particular installation and to design and implement measures to further improve the customer experience.

Our review standards go beyond the quality of the installation to include measures of the customer experience.  We use the “Net Promoter Score” developed by the Massachusetts Institute of Technology and implemented by companies such as GE and Toyota to measure quality and customer satisfaction.  We regularly review customer surveys and scores and design and implement measures to further improve the customer experience.

Competition

We are active in the U.S. and European markets and have a few direct competitors that are concurrently active in both of those markets.  The following provides more specific competitive information for each of our target markets.

U.S. Competitors

 In the United States, the solar design and integration market is highly fragmented, and we face direct competition in this market from a number of smaller local installers within many U.S. cities, particularly for residential customers.   For residential opportunities in American cities and regions such as Los Angeles, the San Francisco Bay Area, and California’s Central Valley, we experience competition from regional installers such as Akeena Solar, Solar Universe, Solar City, and SPG.  Based on our geographic diversification, buying power, and unique installation methods, the effect of any one installer on our business is limited but growing.  In particular, among the commercial grade opportunities, there are few companies with the level of experience to perform, and therefore only a few competitors qualify under larger scale “Request for Proposal” (“RFP”) projects.  These competitors include SunPower and BP Solar.  We seek to distinguish ourselves from the competition by marketing our depth of experience, complex engineering and design capabilities, customer satisfaction, and our track record for delivering “on-time” and “on-budget” installations and when project finance is required providing the customer with an attractive financing model.

Spanish Competitors

In the Spanish market, we face competition from Acciona and Tudela Solar, among other companies.  These companies, along with most of the competition in Spain, are focused on building large-scale solar farms, which have proliferated in 2008 as a result of national feed-in tariffs.  Large-scale farm developers are experienced at engineering ground mount systems in abundant and open space and replicating redundant tasks related to a large-scale installation.  Our Spanish business is differentiated because it is not dependent on large-scale solar farm subsidies or feed-in tariffs, and instead is focused on the smaller commercial roof top installation, which has greater design and installation challenges.  These projects have not been affected by the caps placed on solar farms by the Spanish government.  In addition, we have developed and secured exclusivity on various components of our ballast mount roof system that reduces the cost and time to complete installations and provides a competitive advantage.

Italian Competitors

In the Italian market, we face competition from Enerqos and SAEM Energy Alternative, among other companies.  Premier Power Italy intends to operate as a solar developer and solar integrator. In 2009, we largely operated as a constructor of solar power plants. In 2010, it is our intent to market large scale solar power plants as turnkey systems to mostly financial buyers that acquire systems for purposes of investment because once these systems are connected to the power grid they produce a constant stream of cash flow for 20 years for the electricity they produce pursuant to the Italian feed-in tariff program.  Dealing in the development, construction, and sale of large scale, capital intensive solar power plants to sophisticated financial buyers that purchase and manage a portfolio of income producing solar power plants as a core business requires significant resources, capabilities, relationships, and a proven track record.  These factors, in addition to long development cycles that must be funded in advance, a localized culture that can impede outsiders, and the complex nature of the relatively new solar feed-in tariff program and varied regional permitting processes, create barriers to competitor entry and hinder both small and large companies alike from entering the market.

Sales and Marketing Activities

We spent approximately $.8 million and $.4 million on domestic and international sales and marketing activities in 2009 and 2008, respectively.  We participate in the solar industry’s leading trade shows, use radio and print advertising and marketing tools, and have hosted consumer-focused seminars in targeted markets, as well as customer appreciation events to raise awareness of solar power options and our brand, services and products.  We also employ a national public relations firm in the United States, and have used web-based promotion tools on our websites to educate customers, to showcase our latest installations, and to provide general and specific sales information.

Principal Suppliers

The components used in our solar energy systems consist of solar modules, inverters, racking, wire, hardware, monitoring equipment, and electrical equipment.  We have no exclusive supplier relationships.  We purchase the components from leading solar energy product suppliers including solar modules from GE, Sharp, and SunPower Corporation; inverters from Fronius, Satcon, SMS, and Zantrex; solar trackers from Watsun; and residential solar thermal systems from Schuco.  In particular, Canadian Solar, GE, Sharp, SunPower Corporation, and Solyndra together accounted for over 95% and 80% of our purchases of solar modules during the fiscal years ended December 31, 2009 and 2008, respectively.

Solar modules and inverters comprise a substantial portion of the total cost of our installations.  We constantly evaluate the outlook for supply of solar panels and other components.  However, we currently do not maintain any long-term supply agreements for the purchase of these components, and thus we may be subject to the availability of and/or market price fluctuations for the components used in our solar energy systems.

Intellectual Properties and Licenses

We applied with the U.S. Patent and Trademark Office (“USPTO”) for trademark protection for the brand name “Premier Power,” for which we received approval on July 21, 2009, and for the brand name “Bright Futures,” for which we received approval on December 15, 2009.  We also applied with the USPTO for trademark protection of our sales slogan, “Your Solar Electricity Specialist.”  This application is currently pending.

Research and Development

We are focused on leveraging our years of experience in designing and installing solar systems to develop best practices and differentiating know how.  For example, we help GE develop its popular solar tile.  Any technology and/or procedures that are developed are based on the decades of experience in solar installations held by the persons behind the development and in-house expertise in electrical and structural engineering.  Our experienced engineering team constantly looks for new and innovative ways to address space constraints, time, and cost saving designs that will increase efficiencies and drive added revenue.

Our research and development efforts are often aimed at technology integrations and system productivity and performance features.  Our engineering team has evaluated Thin Film module technology, new racking system, next generation inverter, and connector applications on various installation projects throughout the year.  Under our installation contracts, we typically obtain the rights to use any improvements to our technology developed or discovered on a particular installation on other customer installations.

Government Approval and Regulation

All products that we resell are guaranteed by the manufacturer to have passed all required government approval and regulation requirements. Some of the electrical services we provide are regulated and require licensing. For example, the installations of electrical components that are connected to the electric meter require a C10 license in California and C2 license in Nevada, and the installation of solar systems in California requires a C46 license.  As we expand our installations operation into other states, we may need to obtain additional licenses required by the local building authorities. Some states accept a C10 license from California. We possess and maintain all the necessary licenses required for the services we provide. Our employees hold some of the highest levels of licensing and certifications available in the industry, and some employees are certified by the North America Board of Certified Energy Practitioners (NABCEP).

Compliance with Environmental Laws

We are not required to comply with any environmental laws that are particular to the solar industry.  However, it is our policy to be as environmentally conscientious in every aspect of our operations.

Employees

As of March 24, 2010, we had approximately 80 employees, all of which are full-time employees.

Offices and Websites

Our principal executive offices are located at 4961Windplay Drive, Suite 100, El Dorado Hills, CA 95762.  Our main telephone number is (916) 939-0400, and our fax number is (916) 939-0490.  We also have offices in Southern California, Nevada, New Jersey, Spain (in Barcelona, Pamplona, and Madrid), and Italy (in Rome and Campobasso).  We also have websites located at www.premierpower.com and www.mysolarexperience.com.  The information on these websites is not incorporated herein by reference.

Item 1A.  Risk Factors.

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

We may need to hire additional management personnel and outside assistance from legal, accounting, and other professionals to assist us with complying with additional SEC reporting requirements and compliance under the Sarbanes-Oxley Act of 2002 not previously required of us as a private company prior to the September 2008 share exchange. This could be more costly than planned.  Further, the limited operating history of Bright Future, Premier Power Spain, and Premier Power Italy makes it difficult to evaluate our business. In the event that we are not able to manage our growth and operate as a public company due to our limited experience, our business may suffer uncertainty and failures, which makes it difficult to evaluate our business.

We are dependent upon our suppliers for the components used in the systems we design and install, and our major suppliers are dependent upon the continued availability and pricing of polysilicon and other raw materials used in solar modules.  Any increases in the price of solar components or any interruptions to or shortage or decline in the quality of the solar components we purchase for our solar energy systems could adversely affect our business.

Key components used in our systems are purchased from a limited number of manufacturers. In particular, Canadian Solar, Sharp, SunPower Corporation, Solyndra, and GE account for over 95% of our purchases of solar panels. We are subject to market prices for the components that we purchase for our installations, which are subject to fluctuation. We cannot ensure that the prices charged by our suppliers will not increase because of changes in market conditions or other factors beyond our control. An increase in the price of components used in our systems could result in an increase in costs to our customers and could have a material adverse effect on our revenues and demand for our products and services. Our suppliers are dependent upon the availability and pricing of polysilicon, one of the main materials used in manufacturing solar panels. Interruptions in our ability to procure needed components for our systems, whether due to discontinuance by our suppliers, delays or failures in delivery, shortages caused by inadequate production capacity or unavailability, or for other reasons, would adversely affect or limit our sales and growth. In addition, increases in the prices of solar modules could make systems that have been sold but not yet installed unprofitable for us. There is no assurance that we will continue to find qualified manufacturers on acceptable terms and, if we do, there can be no assurance that product quality will continue to be acceptable, which could lead to a loss of sales and revenues.

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

We are highly dependent on our senior management to manage our business and operations and our key managerial, financial, sales, design, engineering, technical and other personnel for the sale, development and installation of our solar power systems. In particular, we rely substantially on Dean R. Marks, our President and Chief Executive Officer, and Miguel de Anquin, our Chief Operating Officer, and Corporate Secretary, to manage our operations. Although we have entered into employment agreements with and obtained key-man life insurance policies for our benefit on the lives of Messrs. Marks and de Anquin, we cannot assure their continued services to the Company. The loss of either one of them, or any other member of our senior management, would have a material adverse effect on our business and operations. Competition for senior management and sales and technical personnel is intense, and the pool of suitable candidates is limited. We may be unable to locate a suitable replacement for any member of our senior management or key sales and technical personnel that we lose. In addition, if any member of our senior management or key sales and technical personnel joins a competitor or forms a competing company, they may compete with us for customers, business partners and other key professionals and staff members of our company.  Although each of our senior management and key sales and technical personnel has signed a confidentiality and non-competition agreement in connection with his employment with us, we cannot provide assurances that we will be able to successfully enforce these provisions in the event of a dispute between us and any member of our senior management or key operational personnel.

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

Our growth strategy may involve complex transactions and present financial, managerial and operational challenges, including diversion of management attention from our existing businesses, difficulty with integrating personnel and financial and other systems, increased expenses, including compensation expenses resulting from newly hired employees, the assumption of unknown liabilities and potential disputes. We could also experience financial or other setbacks if any of our growth strategies incur problems of which we are not presently aware. We may also require additional financing in the future in connection with our growth strategy.

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

We expend a significant amount of cash in our operations, principally to fund our materials procurement. Our suppliers typically provide us with credit. In turn, we typically require our customers to make payment at various stages of the project. We generally fund most of our working capital requirements out of cash flow generated from operations. If we fail to generate sufficient revenues from our sales or if we experience difficulties collecting our accounts receivables, we may not have sufficient cash flow to fund our operating costs, and our business could be adversely affected.

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

Our industry is highly competitive and fragmented, is subject to rapid change and has low barriers to entry in some of the markets in which we operate. We may in the future compete for potential customers with solar system installers and servicers, electricians, roofers, utilities and other providers of solar power equipment or electric power. Some of these competitors may have significantly greater financial, technical and marketing resources and greater name recognition than we have. We believe that our ability to compete depends in part on a number of factors outside of our control, including:

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

We act as the general contractor for our customers in connection with the installation of our solar power systems. All essential costs are estimated at the time of entering into the sales contract for a particular project, and these are reflected in the overall price that we charge our customers for the project. These cost estimates are preliminary and may or may not be covered by contracts between us or the other project developers, subcontractors, suppliers and other parties to the project. In addition, we require qualified, licensed subcontractors to install some of our systems. Shortages of such skilled labor could significantly delay a project or otherwise increase our costs. Should miscalculations in planning a project or defective or late execution occur, we may not achieve our expected margins or cover our costs. Also, many systems customers require performance bonds issued by a bonding agency. Due to the general performance risk inherent in construction activities, it is sometimes difficult to secure suitable bonding agencies willing to provide performance bonding. In the event we are unable to obtain bonding, we will be unable to bid on, or enter into, sales contracts requiring such bonding. Delays in solar panel or other supply shipments, other construction delays, unexpected performance problems in electricity generation or other events could cause us to fail to meet these performance criteria, resulting in unanticipated and severe revenue and earnings losses and financial penalties. Construction delays are often caused by inclement weather, failure to timely receive necessary approvals and permits, or delays in obtaining necessary solar panels, inverters or other materials. We operate in international markets that have unique permitting requirements, which, if not met, may cause delays.  The occurrence of any of these events could have a material adverse effect on our business and results of operations.

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

We are subject to particularly lengthy sales cycles with our equity fund, commercial, and government customers, which may adversely affect our sales and marketing efforts.

Factors specific to certain of our customers’ industries have an impact on our sales cycles. Our equity fund, commercial, and government customers may have longer sales cycles due to the timing of various state and federal requirements. These lengthy and challenging sales cycles may mean that it could take longer before our sales and marketing efforts result in revenue, if at all, and may have adverse effects on our operating results, financial condition, cash flows, and stock price.

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

We believe our brand has gained substantial recognition by customers in certain geographic areas. We have trademark protection for the brand names “Premier Power” and “Bright Futures” and have applied for trademark protection of our sales slogan “Your Solar Electricity Specialist.”  Use of our name or a similar name by competitors in geographic areas in which we have not yet operated could adversely affect our ability to use or gain protection for our brand in those markets, which could weaken our brand and harm our business and competitive position. In addition, any litigation relating to protecting our trademark against infringement is likely to be time consuming and costly.

Our Premier Ballasting and Premier Racking systems are untested for long-term effectiveness and may not be patentable or may encounter other unexpected problems, which could adversely affect our business and results of operations.

Our Premier Ballasting and Premier Racking systems have been tested in installation settings but for an insufficient period of time to prove their long-term effectiveness and benefits. These systems may not be effective or other problems may occur that are unexpected and could have a material adverse effect on our business or results of operations. We have not filed patent applications for our Premier Ballasting and Premier Racking systems technology, patents may not be issued on such technology, or we may not be able to realize the benefits from any patents that are issued on such technology.

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

Our operations are vulnerable to interruption by earthquake, fire, power failure and power shortages, hardware and software failure, floods, computer viruses, and other events beyond our control. In addition, we do not carry business interruption insurance to compensate us for losses that may occur as a result of these kinds of events, and any such losses or damages incurred by us could disrupt our solar integration projects and other Company operations without reimbursement.

A decrease in the availability of credit or an increase in interest rates could make it difficult for customers to finance the cost of solar energy systems and could reduce demand for our services and products.

Some of our prospective residential and commercial customers may depend on debt financing, such as power purchase agreements of home equity loans, to fund the initial capital expenditure required to purchase a solar energy system. Third-party financing sources, specifically for solar energy systems, are currently limited, especially due to recent domestic and worldwide economic troubles. The lack of financing sources, a decrease in the availability of credit or an increase in interest rates could make it difficult or more costly for our potential customers to secure the financing necessary to purchase a solar energy system on favorable terms, or at all, thus lowering demand for our products and services and negatively impacting our business.

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

We currently derive most of our revenue from sales of our solar integration services in the United States, Italy, and Spain. This geographic concentration exposes us to growth rates, economic conditions, and other factors that may be specific to those territories to which we would be less subject if we were more geographically diversified. The growth of our business will require us to expand our operations and commence operations in other states, countries, and territories. Any geographic expansion efforts that we undertake may not be successful, which, in turn, would limit our growth opportunities.

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

As a public company, we incur significant legal, accounting and other expenses, and we are subject to the SEC’s rules and regulations relating to public disclosure that generally involve a substantial expenditure of financial resources. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, requires changes in corporate governance practices of public companies. We expect that full compliance with these new rules and regulations will significantly increase our legal and financial compliance costs and make some activities more time-consuming and costly, which may negatively impact our financial results. To the extent our earnings suffer as a result of the financial impact of our SEC reporting or compliance costs, our ability to develop an active trading market for our securities could be harmed.

It may be time-consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act, when applicable to us. Some members of our management team have limited or no experience operating a company with securities traded or listed on an exchange, or subject to SEC rules and requirements, including SEC reporting practices and requirements that are applicable to a publicly traded company. We may need to recruit, hire, train, and retain additional financial reporting, internal controls, and other personnel in order to develop and implement appropriate internal controls and reporting procedures both domestically and internationally.  If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, when applicable, we may not be able to obtain our independent accountant’s attestation report on our internal controls over financial reporting required by the Sarbanes-Oxley Act.

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

Installations of solar power systems are subject to oversight and regulation in accordance with national and local ordinances, building codes, zoning, environmental protection regulation, utility interconnection requirements for metering, and other rules and regulations. We attempt to keep up-to-date with these requirements on a national, state, and local level, and must design, construct and connect systems to comply with varying standards. Certain cities may have ordinances that prevent or increase the cost of installation of our solar power systems. In addition, new government regulations or utility policies pertaining to solar power systems are unpredictable and may result in significant additional expenses or delays and, as a result, could cause a significant reduction in demand for solar energy systems and our services. For example, there currently exists metering caps in certain jurisdictions that effectively limit the aggregate amount of power that may be sold by solar power generators into the power grid. Moreover, in certain markets, the process for obtaining the permits and rights necessary to construct and interconnect a solar power system to the grid requires significant lead time and may become prolonged, and the cost associated with acquiring such permits and project rights may be subject to fluctuation.

Our business depends on the availability of rebates, tax credits and other financial incentives, the reduction or elimination of which would reduce the demand for our services.

Many U.S. states, including California, Nevada and New Jersey, offer substantial incentives to offset the cost of solar power systems. These incentives can take many forms, including direct rebates, state tax credits, system performance payments, and Renewable Energy Credits (“RECs”). Moreover, although the United States Congress recently passed legislation to extend for 8 years a 30% federal tax credit for the installation of solar power systems, there can be no assurance that the tax credit will be further extended once they expire. Additionally, businesses that install solar power systems may elect to accelerate the depreciation of their system over five years. Spain also offers substantial incentives, including feed-in tariffs. Spain’s Industry Ministry has implemented a capped solar subsidy program for MW installation and reduced tariff levels.  Italy offers incentives in the form of minimum user prices for solar electricity production and feed-in tariffs that are subject to reduction annually for new applications.  In Italy, the current feed-in tariff decree is effective through 2010. Subsequent decrees will redefine rates for solar power plants commissioned thereafter. A reduction in or elimination of such incentives could substantially increase the cost or reduce the economic benefit to our customers, resulting in significant reductions in demand for our products and services, which may negatively impact our sales.

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

Risks Related to Doing Business in Spain and Italy

Adverse changes in the political and economic policies of the Spanish and Italian governments could have a material adverse effect on the overall economic growth of Spain and Italy, respectively, which could reduce the demand for our products and materially and adversely affect our competitive position in those regions.

A significant portion of our business operations are conducted in, and a significant portion of our sales are made in, Spain through our subsidiary, Premier Power Spain. In addition, we have business operations in Italy through our wholly owned subsidiary, Premier Power Italy, and we hope to generate a significant level of sales in Italy. Spain and Italy offer substantial incentives, including feed-in tariffs, to encourage the growth of solar power as a form of renewable energy. However, recently there had been significant changes in Spain’s laws which cap the amount of kilowatts installed by solar power installers in Spain at 66 Megawatts per quarter, effectively limiting the number of solar module installations throughout Spain, and such new laws also created a more complicated and lengthy permitting process in order to receive the government funded feed-in tariffs. Accordingly, our business, financial condition, results of operations, and prospects are affected significantly by economic, political, and legal developments in Spain and Italy. Any adverse change in such policies could have a material adverse effect on the overall economic growth in Spain and Italy or on the level of our incentives, which, in turn, could lead to a reduction in demand for our products and consequently have a material adverse effect on our European operations and sales.

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

Our business benefits from certain Spanish and Italian government incentives. Expiration of, or changes to, these incentives could have a material adverse effect on our operating results.

The Spanish and Italian governments have provided various incentives to solar energy providers in order to encourage development of the solar industry. Such incentives include feed-in tariffs and other measures. Reduction in or elimination of such incentives or delays or interruptions in the implementation of such favorable policies could substantially decrease the economic benefits of solar energy to our customers, resulting in significant reductions in demand for our products and services, which would negatively impact our sales.

Effecting service of legal process, enforcing foreign judgments, or bringing original actions in Spain and Italy based on United States or other foreign laws against us or our management may be difficult.

We conduct a significant amount of our business through Premier Power Spain and Premier Power Italy, which are established in Spain and Italy, respectively, and a portion of our assets are located in Spain and Italy. As a result, it may not be possible to effect service of process in Spain and Italy against us or upon our executive officers or directors, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, there is uncertainty that the courts of Spain and Italy would enforce judgments of U.S. courts against us or our directors and officers based on the civil liability provisions of the securities laws of the United States or any state, or entertain an original action brought in Spain and Italy based upon the securities laws of the United States or any state.  These risks may discourage a potential acquirer from seeking to acquire shares of our common stock which, in turn, could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Risk Relating to Our Securities

Generally, we have not paid any cash dividends, and no cash dividends will be paid in the foreseeable future, which may require our stockholders to generate a cash flow from their investment in our securities through alternative means.

We do not anticipate paying cash dividends on our common stock in the foreseeable future, and we may not have sufficient funds legally available to pay dividends. Even if funds are legally available for distribution, we may nevertheless decide not to or may be unable to pay any dividends to our stockholders. We intend to retain all earnings for our operations. Accordingly, our stockholders may have to sell some or all of their common stock in order to generate cash flow from their investment. Our stockholders may not receive a gain on their investment when they sell their common stock and may lose some or all of their investment. Any determination to pay dividends in the future on our common stock will be made at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law, capital requirements, and other factors that our board of directors deems relevant.

We may need additional capital, and the sale of additional shares or other equity securities could result in dilution to our stockholders.  Additionally, our stockholders may face dilution from conversion of our Series A Convertible Preferred Stock or Series B Convertible Preferred Stock.

We believe that our current cash and cash equivalents and anticipated cash flow from operations and our lines of credit will be sufficient to meet our anticipated cash needs for the near future. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain an increased credit facility. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in further operating and financing covenants that would further restrict our operations. We cannot provide assurances that financing will be available in amounts or on terms acceptable to us, if at all.  Additionally, there are outstanding shares of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock issued by us, the conversion of which will dilute our current stockholders.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase our stockholders’ transaction costs to sell those shares.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply to companies that are not traded on a national securities exchange whose common stock trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common stock, and may result in decreased liquidity for our common stock and increased transaction costs for sales and purchases of our common stock as compared to other securities.

Our common stock is thinly traded, and an active public market for our common stock may not develop or be sustained.

Although our common stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”), we cannot predict the extent to which an active public market for our common stock will develop or be sustained. Our common stock has historically been sporadically or “thinly traded” on the OTCBB, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or nonexistent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-adverse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on our stock price. We cannot provide assurances that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

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

If we do not meet the listing standards established by national securities exchange markets such as Nasdaq and NYSE Alternext US LLC, our common stock may not become listed for trading on one of those markets, which may restrict the liquidity of shares held by our stockholders.

We have applied for listing of our common stock for trading on national securities exchanges, and the applications are currently pending.  The listing of our common stock on a national securities exchange may result in a more active public market for our common stock, resulting in turn in greater liquidity of shares held by our stockholders. National securities exchanges such as Nasdaq and NYSE Alternext US LLC have established certain quantitative criteria and qualitative standards that companies must meet in order to become and remain listed for trading on these markets. We cannot guarantee that we will be able to maintain all necessary requirements for listing; therefore, we cannot guarantee that our common stock will be listed for trading on a national securities exchange.

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

We have raised substantial amounts of capital in recent financings, and if we inadvertently failed to comply with applicable securities laws, ensuing rescission rights or lawsuits would severely damage our financial position.

The securities offered in our September 9, 2008 and June 16, 2009 private placement financings were not registered under the Act or any state “blue sky” law in reliance upon exemptions from such registration requirements. Such exemptions are highly technical in nature, and if we inadvertently failed to comply with the requirements or any of such exemptive provisions, the investor would have the right to rescind their purchase of our securities or sue for damages. If the investor was to successfully seek such rescission or prevail in any such suit, we would face severe financial demands that could materially and adversely affect our financial position. Financings that may be available to us under current market conditions frequently involve sales at prices below the prices at which our common stock currently is quoted on the OTC or exchange on which our common stock may in the future be listed, as well as the issuance of warrants or convertible securities at a discount to market price.

Our principal stockholders are two members of our management.  As these principal stockholders substantially control our corporate actions, our other stockholders may face difficulty in exerting any influence over matters not supported by these two members of management.

Our principal stockholders include Dean R. Marks, who is our Chairman of the Board, President, and Chief Executive Officer, and Miguel de Anquin, who is our Chief Operating Officer and Corporate Secretary and a member of our Board. Messrs. Marks and de Anquin own approximately 62.0% of our outstanding shares of common stock. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors, amending our certificate of incorporation or bylaws, and approving mergers or other business combinations or transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our board of directors will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by these principal stockholders and their affiliated entities. There can be no assurance that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of our company. The stock ownership of our principal stockholders and their affiliated entities may discourage a potential acquirer from seeking to acquire shares of our common stock which, in turn, could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

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

Contractual limitations that restrict conversion of securities held by Vision Opportunity Master Fund, Ltd. may not necessarily prevent substantial dilution of the voting power and value of an investment in our securities.

The contractual limitations that restrict conversion of shares of Series A Convertible Preferred Stock and of Series B Convertible Preferred Stock held by Vision Opportunity Master Fund, Ltd. (“Vision”) for shares of our common stock are limited in their application and effect and may not prevent substantial dilution of our existing stockholders. Pursuant to the terms of such securities, Vision may not convert the Series A Stock or the Series B Stock to the extent that such conversion would cause Vision’s beneficial ownership, together with its affiliates, to exceed 9.99% of the number of shares of our outstanding common stock immediately after giving effect to the issuance of shares of common stock as a result of a conversion.  Vision, may, however waive this limitation upon 61 days’ notice to the Company.  In addition, this 9.99% limitation does not prevent Vision from converting the Series A Stock or the Series B Stock into shares of our common stock and then reselling those shares in stages over time where Vision and its affiliates do not, at any given time, beneficially own shares in excess of the 9.99% limitation.  Consequently, this limitation will not necessarily prevent substantial dilution of the voting power and value of an investment in our securities.

Item 2.  Properties.

Our principal executive offices are located in El Dorado Hills, California. The table below provides a general description of our offices and facilities, including those for our international operations:

Location	Principal Activities	Area (sq. ft.)	Lease Expiration Date
4961 Windplay Drive, Suite 100	Company headquarters and	6,700	Month-to-month
El Dorado Hills, California 95762	warehouse
3 Newlands Circle	Bright Future office	100	Month-to-month
Reno, Nevada 80509
1913 Atlantic Avenue, Suite 176	U.S. East Coast operations	72	Month-to-month
Manasquan, New Jersey 08736
1020 Nevada Street, #201	U.S. Southern California	2,303	September 30, 2010
Redlands, CA 92374	operations
Polígono Industrial	Spain headquarters	650	April 30, 2012
Calle E nº3 Bajo F
31192 Mutilva Baja - Navarra, Spain
Centro de Negocios “La Garena”	Spain regional office	1,100	December 30, 2013
Calle Padre Granda, 4 2k
28806 Alcalá de Henares - Madrid, Spain
C/Llull, 321 (Edifici CINC)	Spain regional office	200	April 30, 2014
08019 Barcelona (22@)
Contrada Taverna del Cortile (Z.I.)	Italy headquarters and	3,767	July 21, 2015
Ripalimosani, Campobasso 86025 Italy	warehouse
Piazza del Popolo 18	Italy sales office	500	Month-to-month
00187 Roma, Italy

Premier Power Spain is party to a non-cancelable lease for operating facilities in Madrid, Spain, which expires in 2013, Navarra, Spain, which expires in 2012, and Barcelona, Spain, which expires in 2014.  Premier Power Italy is party to a non-cancelable renewable lease for operating facilities in Campobasso, Italy, which expires in 2015.  We are party to a non-cancelable lease for operating facilities in Redlands, California, which expires in 2010.  These leases provide for annual rent increases tied to the Consumer Price Index or equivalent indices in Spain and Italy. The leases require the following payments as of December 31, 2009, subject to annual adjustment, if any:

(in thousands)
2010	$102
2011	75
2012	67
2013	56
2014 and beyond	50
$350

Item 3.  Legal Proceedings.

We are not currently involved in any material legal proceedings, and we are not aware of any material legal proceedings pending or threatened against us.  We are also not aware of any material legal proceedings involving any of our directors, officers, or affiliates or any owner of record or beneficially of more than 5% of any class of our voting securities.

In connection with Rupinvest’s purchase of the 10% noncontrolling interest in Premier Power Italy from Esdras, Esdras has notified Rupinvest that it does not believe that it was properly notified of the intent to acquire and believes a premium on the purchase price was necessary. The Company disagrees with this position. No legal proceedings have been threatened. In the event, however, that legal proceedings are conducted, we do not anticipate a material exposure.

Item 4.  Submission of Matters to a Vote of Security Holders.

On December 7, 2009, we held an annual meeting of our security holders for three purposes.

The first purpose of the annual meeting was to re-elect five directors to serve until the 2010 annual meeting of shareholders.  Each of the five director-nominees was re-elected by casting of the following votes:

Name of Nominee	FOR	WITHHELD
Dean Marks	16,393,615	5,741
Miguel de Anquin	16,393,615	5,741
Kevin Murray	16,397,078	2,278
Robert Medearis	16,398,615	741
Tommy Ross	16,398,615	741

The second purpose of the annual meeting was to ratify the appointment of Macias Gini & O’Connell, LLP (“MGO”) as our independent registered public accounting firm for the 2009 fiscal year.  The appointment of MGO as our independent registered public accounting firm for the 2009 fiscal year was ratified by casting of the following votes:

FOR	AGAINST	ABSTENTION
16,397,847	241	1,268

The third purpose of the annual meeting was to ratify our 2008 Equity Incentive Plan.  Our 2008 Equity Incentive Plan was ratified by casting of the following votes:

FOR	AGAINST	ABSTENTION
16,391,826	7,530	0

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “PPRW.”  The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTCBB.  The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

Quarter Ended	High Bid			Low Bid

December 31, 2009		$3.60			$1.60
September 30, 2009		$4.20			$2.10
June 30, 2009		$4.37			$3.50
March 31, 2009		$4.50			$2.00

December 31, 2008		$5.05			$2.25
September 30, 2008*		$5.90			$4.05
June 30, 2008	$		*	$		*
March 31, 2008	$		*	$		*

* Our common stock had no active trading market until September 15, 2008.

As of March 10, 2010, the closing sales price for shares of our common stock was $2.26 per share on the OTCBB.

Holders

As of March 10, 2010, we have approximately 52 stockholders of record of our issued and outstanding common stock based upon a shareholder list provided by our transfer agent.  Our transfer agent is Computershare located at 350 Indiana Street, Suite 800, Golden, Colorado 80401, and their telephone number is (303) 262-0600.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2009, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	COLUMN A: Number of Securities to be Issued upon Exercise of Outstanding Options Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in COLUMN A)

Equity compensation plans approved by security holders	1,320,729	(1)	$3.75	1,631,146	(2)

Equity compensation plans not approved by security holders	―		―	―
Total	1,320,729		$3.75	1,631,146

(1)	Represents outstanding options granted pursuant to our 2008 Equity Incentive Plan.

(2)	Represents shares remaining available for future issuance under our 2008 Equity Incentive Plan.

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

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and our consolidated financial statements included in Item 8.  The selected consolidated balance sheet data as of December 31, 2009 and 2008 and the selected consolidated statement of operations data for the years ended December 31, 2009 and 2008 have been derived from our audited consolidated financial statements, which are included in Item 8 to this Annual Report.  Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2009	2008
	(in thousands, except per share data)
Net sales	$30,750	$44,238
Cost of sales	(26,292)	(38,711)
Gross profit	4,458	5,527
Operating expenses:
Sales and marketing	2,910	2,224
Administrative expense	5,808	2,505
Total operating expenses	8,718	4,729
Operating (loss) income	(4,260)	798
Other income (expense):
Interest expense	(89)	(82)
Other income	23	-
Change in fair value of contingent liability	4,301	-
Change in fair value of warrants	2,184	-
Interest income	44	37
Total other income (expense), net	6,463	(45)
Income before income taxes	2,203	753
Income tax benefit	1,452	40
Net income (loss)	3,655	793
Less: Net income attributable to noncontrolling interest	(85)	(224)
Net income attributable to Premier Power Renewable Energy, Inc.	$3,570	$569
Earnings Per Share attributable to Premier Power Renewable Energy, Inc.:
Basic	$0.14	$0.03
Diluted	$0.11	$0.02
Weighted Average Shares Outstanding
Basic	26,050	22,666
Diluted	31,273	23,750

	Year Ended December 31,
	2009	2008
	(in thousands)
Non-Cash Stock-Based Compensation Data:
Cost of sales	$145	$-
General and administrative	361	-
Sales and Marketing	118	-
Total non-cash share-based compensation	$624	$-

	As of December 31,
	2009	2008
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$3,792	$5,771
Total assets	$43,180	$14,813
Line of credit and notes payable	$2,240	$131
Deferred revenue	$374	$1,206
Total shareholder equity	$12,158	$7,873

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of Premier Power Renewable Energy, Inc. for the fiscal years ended December 31, 2009 and 2008 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Statement Regarding Forward-Looking Information, and Business sections in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are a developer, designer, and integrator of solar energy solutions. We develop, market, sell, and maintain solar energy systems for residential, agricultural, commercial, industrial customers in North America and Spain through Bright Future and Premier Power Spain, both of which are wholly owned subsidiaries of Premier Power California, which is our wholly owned subsidiary. We also distribute solar modules and develop and integrate ground mount and rooftop solar power systems in Italy through Premier Power Italy, the wholly owned subsidiary of Rupinvest, which is our wholly owned subsidiary. We use solar components from the solar industry’s leading suppliers and manufacturers such as General Electric, Sharp, Kyocera, Fronius, Watsun, and SunPower Corporation.

On September 9, 2008, we acquired all of the outstanding shares of Premier Power California in exchange for the issuance by the Company of 24,218,750 restricted shares of our common stock to the stockholders of Premier Power California, which represented approximately 93.1% of the then issued and outstanding common stock of the Company (excluding the shares issued in a related financing). As a result of this share exchange, Premier Power California became our wholly owned subsidiary, and we acquired the business and operations of Premier Power California, Bright Future, and Premier Power Spain. See the “Business” section above for additional details regarding this 2008 share exchange.

Concurrently with the closing of the September 2008 share exchange, we raised $7 million in a private placement financing by issuing a total of 3.5 million units, with each unit consisting of one share of our Series A Convertible Preferred Stock, one-half of one Series A Warrant, and one-half of one Series B Warrant to investors at $2.00 per unit. See the “Business” section above for additional details regarding this financing.

On June 16, 2009, we raised $3 million in a private placement financing by issuing 2.8 million shares of our Series B Preferred Stock.  In connection with this financing, we also cancelled all issued and outstanding Series A Warrants and Series B Warrants that were held by the investor.  See the “Business” section above for additional details regarding this financing.

On July 31, 2009, we purchased 100% of the issued and outstanding equity ownership of Rupinvest from Esdras. The terms of the transaction are set forth in a Share Exchange Agreement entered into on June 3, 2009 between the Company, Rupinvest, and Esdras.  Prior to the closing, Rupinvest was a wholly owned subsidiary of Esdras.  We acquired Rupinvest from Esdras in exchange for (i) a cash payment by us to Esdras in the amount of twelve thousand five hundred Euros (€12,500, or approximately $18,292) and (ii) the potential transfer to Esdras of up to 3 million shares of our common stock, with the number of shares to be transferred, if any, to be calculated based on achieving certain sales and gross margin goals by Premier Power Italy, Rupinvest’s subsidiary, over a three-year period. Pursuant to the terms of the transaction, we also made a capital contribution in the amount of one million, one hundred and twenty five thousand Euros (€1,125,000, or approximately $1,580,063) into Premier Power Italy.

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

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid the reader in fully understanding and evaluating this discussion and analysis:

Basis of Presentation – The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States (“GAAP”), and include the accounts of Premier Power Renewable Energy, Inc. and its subsidiaries.  All intercompany accounts and transactions have been eliminated.

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

Goodwill and Other Intangible Assets – The Company does not amortize goodwill, but rather tests goodwill for impairment at least annually. We determine the fair value using a weighted market and income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we calculate the fair value of the reporting unit using selected comparable company’s revenue multiples from the Public Guideline Companies and apply the lowest revenue multiple to the Company’s revenue. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired.  If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and we recognize an impairment of loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income. We did not recognize any goodwill impairment charges in 2009 and 2008. Intangible assets, consisting of a customer list, trademarks, and employee contract are amortized over their estimated useful lifes ranging from 2-17 years.

Fair Value of Financial Instruments – The carrying value reported for cash equivalents, accounts receivable, prepaid expenses, other receivables, accounts payable, and accrued liabilities approximated their respective fair values at each balance sheet date due to the short-term maturity of these financial instruments.

Revenue Recognition – Revenue on solar power projects installed by the Company for customers under installation contracts is recognized using the percentage of completion method of accounting. At the end of each period, the Company measures the cost incurred on each project and compares the result against its estimated total costs at completion. The percent of cost incurred determines the amount of revenue to be recognized. Payment terms are generally defined by the installation contract and as a result may not match the timing of the costs incurred by the Company and the related recognition of revenue. Such differences are recorded as either costs or estimated earnings in excess of billings on uncompleted contracts or billings in excess of costs and estimated earnings on uncompleted contracts. The Company determines a customer’s credit worthiness at the time an order is accepted. Sudden and unexpected changes in a customer’s financial condition could put recoverability at risk.

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

The percentage of completion method requires the ability to estimate several factors, including the ability of the customer to meet its obligations under the contract, including the payment of amounts when due. If we determine that collectability is not assured at the onset of a contract, we will defer revenue recognition and use methods of accounting for the contract such as completed contract method until such time we determine that collectability is reasonably assured or through the completion of the project.

Revenue related to distribution sales is recognized when we have received either a purchase order or contract, deem delivery of product to have occurred, when the title and risk of ownership have passed to the buyer and we determine that collection is probable.  Some Customers will pay the Company and ask the Company to segregate and store the product separate from other products.  The Company considers the risk has passed when payment and segregation has occurred.

Product Warranties – The Company warrants its projects for labor and materials associated with its installations.  The Company’s warranty is ten years in California and generally five to ten years elsewhere in the U.S., depending upon each state’s specific requirements. We provide a one year warranty in Spain for all contracts. Italy provided a ten year warranty covering the labor and materials associated with its installations. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to our historical data and the historical data reported by other solar system installers. Solar panels and inverters are warranted by the manufacturer for 25 years and 10 years, respectively.

Income Taxes – The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon the weight of available evidence, including expected future earnings. A valuation allowance is recognized if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Prior to September 2008, the Company was not subject to federal income tax.

Effective September 1, 2008, the Company adopted FASB ASC 740-10 (Financial Accounting Standards Interpretation FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48)). FASB ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  As a result of the implementation of FASB ASC 740-10, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods and no corresponding change in retained earnings.   As a result of the implementation of FASB ASC 740-10, the Company recognized no material adjustment in the liability for unrecognized income tax benefits as of the September 2008 adoption date and at December 31, 2009. The Company does not expect there to be any material change to the assessment of uncertain tax positions over the next twelve months.

Premier Power Spain is organized under the laws of Spain and is subject to federal and provincial taxes.  Premier Power Italy is recognized under the laws of Italy and is subject to federal and provincial taxes.

Contingent Consideration Liability – In connection with the acquisition of Rupinvest, contingent consideration liability of $12 million was recorded at the time of the purchase. The contingent consideration liability relates to the contingent issuance of 3 million shares to the sellers of Rupinvest. In accordance with FASB ASC 820 the Company estimates the fair value of the contingent consideration liability at each reporting period, with changes in the estimated fair value recorded in income.

The fair value measurement assumes that the contingent consideration liability is transferred to a market participant at the valuation date and that the nonperformance risk related to the contingent consideration liability remains constant. The Company estimates the fair value using the market price of its shares since it believes this represents the present value of its future stock returns, discounted at the Company’s required rate of return. The Company also estimates the number of shares to be issued based on a number of financial scenarios weighted based on their relative probability. The Company considers the effect of counterparty performance risk in its fair value estimate. The Company estimates the counterparty performance risk by comparing its borrowing rate to those of U.S. treasury notes and uses the underlying spread to discount the estimated fair value.

Summary of 2009 Results of Operations

Our total net sales for the year ended December 31, 2009 was $30.7 million, a decrease of $13.5 million, or 30%, from the year ended December 31, 2008.  U.S. net sales was $14.0 million for the year ended December 31, 2009, a decrease of $17.1 million, or 55%, from the prior year.  Spain’s net sales were $5.9 million for the year ended December 31, 2009, a decrease of $7.2 million, or 55%, from the prior year.  Our Italian operations provided $10.8 million of net sales in its first 5 months of operations.  The decrease in our net sales was primarily due to the overall economic environment, the resulting decrease in and/or postponements of capital spending by our customers, and the reduction in the pricing and cost of solar systems requiring more installations sales to match the prior year’s net sales.

Our net income for the year ended December 31, 2009, was $3.7 million, or $0.14 per share, compared to net income of $0.8 million, or $0.03 per share, for year ended December 31, 2008.  Net income included $6.5 million associated with changes in fair value of financial instruments. Our profitability is primarily dependent upon revenue from sales to commercial, governmental, residential, and equity fund customers.  Profitability is also affected by the costs and expenses associated with installation of systems.  Cost of sales decreased by $12.4 million, or 32%, in the year ended December 31, 2009, compared to the prior fiscal year.  The decrease was primarily the result of cost reductions and lower sales.  Operating expenses increased by $4.0 million, or 84%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008, due primarily to the acquisition of Premier Power Italy, the costs associated with our first full fiscal year of being a public company following the reverse merger in 2008, and stock-based compensation.

Sources of Revenue

	Year Ended December 31,
(Dollars in thousands)	2009	2008	Change %
Net sales:
United States	$13,987	$31,074	(55)%
Spain	5,919	13,164	(55)%
Italy	10,844	-
Total net sales	$30,750	$44,238	(30)%

Our net sales include revenue recognized under installation contracts using the percentage of completion method of accounting.  Additionally, we derive net sales from distribution sales to customers in Italy and Spain. This decrease in the United States is largely the result of three items: the financial crisis, which slowed business development dramatically in the first half of the year, the lack of available project finance as a result of the Company’s focus on larger projects, and the fact that we had one large commercial deal in the U.S. last year.  The decrease in our Spanish market is largely the result of more protracted sales process resulting from new permitting laws in Spain that have taken permit timing from as little as one month to more than 6 months.  The growth in Italian net sales is a result of the acquisition of our Italian subsidiary in the third quarter of 2009.

Cost of sales

(Dollars in thousands)	2009	2008	Change %
Cost of Sales
United States	$12,383	$27,229	(55)%
Spain	5,051	11,482	(56)%
Italy	8,858
Total cost of sales	$26,292	$38,711	(32)%

Stock-based compensation included above	$145	$-

Gross Margin Percentage
United States	11.5%	12.4%
Spain	14.7%	12.8%
Italy	18.3%	-
Total	14.5%	12.5%

Cost of sales include all direct material and labor costs attributable to a project as well as certain indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs.  Cost of sales for the U.S. decreased $14.8 million, or 55%, for the year ended December 31, 2009 compared to the year ended December 31, 2008.  The decrease was primarily the result of cost reductions and lower sales.  U.S. gross margin decreased to 11.5% due to the increased competitive nature of the industry and the scope and size of projects as smaller projects typically have lower gross margins.  Cost of sales for our Spanish operations decreased $6.4 million, or 56%, for the year ended December 31, 2009 compared to the year ended December 31, 2008.  The decrease was primarily the result of a decrease in net sales.  The gross margin for our Spanish operations increased slightly to 14.7% and remains competitive in the marketplace.  The gross margin for our Italian operations was 18.3% and is a combination of our higher margin solar projects and our lower margin distribution margins.

Operating Expenses

	Year Ended December 31,
(Dollars in thousands)	2009	2008	Change %
Sales and marketing expenses	$2,910	$2,224	(31)%
General and administrative expenses	$5,808	$2,505	(132)%
As a percent of net sales
Sales and marketing expenses	9.5%	5.0%
General and administrative expenses	18.9%	5.7%

Stock-Based Compensation Included Above:
Sales and marketing expenses	$118	-
General and administrative expenses	$361	-

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs and costs related to our sales force and marketing staff.  They also include expenses relating to advertising, brand building, marketing promotions and trade show events, lead generation, and travel. Commissions are due and payable when customer payment is received.  Accordingly, selling and marketing expense were higher in 2009 as a result of strong 2008 fourth quarter revenues. Sales and marketing expense for the year ended December 31, 2009 increased by $.7 million, or 31%, compared to the year ended December 31, 2008, which is due to the addition of our newly acquired Italian operations, stock-based compensation, and the variability in sales commission expense associated with the increase or decrease in product revenue.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources, and other administrative functions.  They also include professional service fees, bad debt expense, other corporate expenses and related overhead.  General and administrative expenses increased by $3.3 million, or 132%, for the year ended December 31, 2009 compared to the year ended December 31, 2008.  The increase was attributable to higher professional service fees incurred for the purchase of our Italian operations, higher auditing and legal fees associated with being a public company for the first full fiscal year following the reverse merger in 2008, first time Italian operating expenses, and stock-based compensation.

Other Income and Expenses

Other income and expense consists of change in fair value of financial instruments, interest income, interest expense, and other income (expense).  Change in fair value of financial instruments consists of gain on the fair value and cancellation of warrant liability (Note 13) and changes in the fair value of contingent consideration liability (Note 12).  Other income consists of gain on sale of a special purpose entity in Italy.  For the year ended December 31, 2009, interest expense increased by $7 thousand, or 9%, compared to the year ended December 31, 2008, due to increased borrowing in Spain.

Income Tax Benefit

The effective tax rate in the years ended December 31, 2009 and 2008 was (65.9)% and 4.5%, respectively.  The effective tax rate in the year ended December 31, 2009 differed from the federal statutory rate of 34% primarily due to the recognition of net operating losses.

Liquidity

Cash Flows

The Company generates cash from operations primarily from cash collections related to its installation sales.  Net cash flow used in operating activities was $6.2 million in the year ended December 31, 2009, compared with net cash used by operations of $.1 million for the year ended December 31, 2008.  The decrease in net cash flow from operating activities was primarily a result of the increase in costs and estimated earnings in excess of billings on uncompleted contracts of $14.3 million for the solar projects in Italy, operating loss of $4.3 million, increase in accounts receivable of $2.6 million, and decrease in billings in excess costs of $0.8 million, offset by an increase of accounts payable and accrued liabilities of $15 million.

Net cash flow used in investing activities was $0.3 million and $0.2 million for the years ended December 31, 2009 and 2008, respectively.  The decrease in net cash flow from investing activities was due to the assets purchased in our Italian acquisition.

Net cash flow provided by financing activities was $4.5 million and $4.8 million for the years ended December 31, 2009 and 2008, respectively.  The decrease in net cash flow from financing activities was mainly due to proceeds from the issuance of preferred stock of $3 million and proceeds from borrowings of $2.4 million.  We used cash in financing activities to pay down debt of $0.3 million and pay for costs related to share registration of $.6 million.

Material Impact of Known Events on Liquidity

Our expanding large-scale solar power project development business in Italy is expected to have increasing liquidity requirements in the future. Solar power project development cycles can take several months to develop. In certain of our markets, primarily Italy, it is not uncommon to receive payment at the end of a project. This may require us to make an advancement of costs prior to cash receipts. To date, we have financed these up front construction costs using working capital and cash on hand.

The disruption in the credit markets has had a significant adverse impact on a number of financial institutions.  As of December 31, 2009, however, our liquidity and capital investments have not been materially adversely impacted, and we believe that they will not be materially adversely impacted in the near future.  We will continue to closely monitor our liquidity and the credit markets.  Nonetheless, we cannot predict with any certainty the impact to us of any further disruption in the credit environment.

There are no other known events that are expected to have a material impact on our short-term or long-term liquidity.

Capital Resources

We have financed our operations primarily through cash flows from operations and debt and equity financings.  We have in place a $7.0 million credit line with Umpqua Bank that is available for working capital and capital expenditures, which expires on July 13, 2011, and Premier Power Spain has a 100,000 Euro credit line that is available for working capital, which expires on May 21, 2010. The amount available for borrowing is limited by certain financial calculations. At December 31, 2009, $0.3 million was available under the Umpqua line.  Thus, we believe that our current cash and cash equivalents, anticipated cash flow from operations, and our lines of credit with banks will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for at least the next 12 months. The proceeds from the private placement financings were used for general working capital purposes, including funding the purchase of additional inventory and advertising and marketing expenses.

Notwithstanding the above, we may seek to raise additional cash to fund future project investments or acquisitions we may decide to pursue. To the extent it becomes necessary to raise additional cash in the future, we may seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or loans, issuance of common stock, or a combination of the foregoing. Other than our lines of credit, we currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations.

Contractual Obligations and Off-Balance Sheet Arrangements

Line of Credit

On July 13, 2009, we entered into a loan agreement with Umpqua Bank, an Oregon corporation, for a line of credit of up to $12 million, maturing on July 13, 2011.  The loan agreement provides for an initial line of credit of $7 million, provided, however, that we may request no more than twice prior to the maturity date that the line of credit be increased to an amount not to exceed $12.0 million in the event that we acquire another subsidiary and require additional working capital for such subsidiary.  The line of credit is secured by its assets and by the assets of Premier Power California and Bright Future.  The line of credit bears interest at the prime rate, provided, however, that the interest rate will not be less than five percent (5%) per annum.  At December 31, 2009, the interest rate was 5%.  As of December 31, 2009, there is $1.5 million outstanding under the agreement with Umpqua Bank.

The loan agreement with Umpqua Bank contains various financial condition covenants with which we must comply, including minimum current ratio, maximum debt to tangible net worth ratio, and minimum tangible net worth.  Under the loan agreement, we are also subject to customary non-financial covenants including limitations in secured indebtedness and limitations on dividends and other restricted payments.  We were out of compliance with certain covenants as of December 31, 2009 primarily as a result of the Contingent Consideration Liability.  See note 12 to our consolidated financial statements.  As of March 24, 2010, the bank is aware of the non-compliance and has not waived the non-compliance. The bank has not issued a notice of default, nor instituted default rates, nor cut funding under the line. We do not expect any of these events to occur and are currently working with the bank to redefine our financial covenants.

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following table summarizes our contractual obligations as of December 31, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
		Less than 1
	Total	year	1-3 Years	3-5 Years
	(in thousands)
Contractual Obligations:
Bank Indebtedness	$2,352	$1,777	$570	$5
Operating Leases	350	102	198	50
	$2,702	$1,879	$768	$55

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

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 805 (FAS No. 141(R), “Business Combinations” (“FASB 141(R)”)), which requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  FASB ASC 805 is prospectively effective to business combinations for which the acquisition is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact of FASB ASC 805 on the Company’s consolidated financial statements will be determined in part by the nature and timing of any future acquisitions completed.  See Note 5.

In March 2008, the FASB issued FASB ASC 815-40 (SFAS No. 161, “Disclosures about Derivatives Instruments and Hedging Activities, an Amendment of FASB Statement No. 133”).  FASB ASC 815-40 requires enhanced disclosures about a company’s derivative and hedging activities. ASC 815-40 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of FASB ASC 815-40 did not have a material impact on the Company’s results of operations, cash flows, or financial position.

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

In June 2008, the FASB ratified FASB ASC 815-40 (EITF Issue 07-5 (EITF 07-5), “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock”). FASB ASC 815-40 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments. FASB ASC 815-40 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years.  On January 1, 2009, the Company adopted this pronouncement (see Note 12).

In April 2009, the FASB issued FASB ASC 825-10-65 and FASB ASC 270 (“FSP 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments”), which increases the frequency of fair value disclosures to a quarterly basis instead of on an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on an entity’s balance sheet at fair value. FASB ASC 825-10-65 and FASB ASC 270 are effective for interim and annual periods ending after June 15, 2009. The adoption of  FASB ASC 825-10-65 and FASB ASC 270 did not have a material impact on the Company’s results of operations, cash flows, or financial position.

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

In May 2009, the FASB issued FASB ASC 855 (SFAS No. 165, “Subsequent Events” ), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, FASB ASC 855 sets forth (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB ASC 855 is effective for interim or annual financial reporting periods ending after June 15, 2009. The adoption of FASB ASC 855 did not have a material impact on the Company’s results of operations, cash flows, or financial position.

In June 2009, the FASB issued FASB ASC 810 (SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). FASB ASC 810 applies to FASB ASC 105 entities and is effective for annual financial periods beginning after November 15, 2009 and for interim periods within those years. Earlier application is prohibited. A calendar year-end company must adopt this statement as of January 1, 2010. The Company does not anticipate the adoption of FASB ASC 810 to have a material impact on its results of operations, cash flows, or financial position.

In June 2009, the FASB issued FASB ASC 860 (SFAS No. 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140”). FASB ASC 860 applies to all entities and is effective for annual financial periods beginning after November 15, 2009 and for interim periods within those years. Earlier application is prohibited. A calendar year-end company must adopt this statement as of January 1, 2010. This statement retains many of the criteria of FASB ASC 860 (FASB 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”) to determine whether a transfer of financial assets qualifies for sale accounting, but there are some significant changes as discussed in the statement. Its disclosure and measurement requirements apply to all transfers of financial assets occurring on or after the effective date. Its disclosure requirements, however, apply to transfers that occurred both before and after the effective date. In addition, because FASB ASC 860 eliminates the consolidation exemption for Qualifying Special Purpose Entities, a company will have to analyze all existing QSPEs to determine whether they must be consolidated under FASB ASC 810. The Company does not anticipate the adoption of FASB ASC 860 to have a material impact on its results of operations, cash flows, or financial position.

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

In August 2009, an update was made to Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value.”  This update permits entities to measure the fair value of liabilities, in circumstances in which a quoted price in an active market for an identical liability is not available, using a valuation technique that uses a quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets or the income or market approach that is consistent with the principles of Fair Value Measurements and Disclosures.  Effective upon issuance, the Company has adopted this guidance.  See Note 16.

In October 2009, the FASB ratified FASB ASC 605-25 (the EITF’s final consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables”). FASB ASC 605-25 is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted on a prospective or retrospective basis. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements for the years ended December 31, 2009 and 2008 begin on the following page.

Board of Directors and Shareholders
Premier Power Renewable Energy, Inc.
El Dorado Hills, California

We have audited the accompanying consolidated balance sheets of Premier Power Renewable Energy, Inc. and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Power Renewable Energy, Inc. and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14 to the financial statements in 2009, the Company has changed its method of accounting for warrants which are not indexed to its stock due to the adoption of FASB ASC 815 (EITF 07-5), Determining Whether an Instrument (or embedded Feature) is Indexed to an Entity’s Own Stock).

Sacramento, California

March 24, 2010

PREMIER POWER RENEWABLE ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$3,792	$5,771
Accounts receivable, net of allowance for doubtful accounts of $137 and $18 at December 31, 2009 and 2008, respectively	7,676	4,768
Inventory	1,824	1,425
Prepaid expenses and other current assets	432	259
Costs and estimated earnings in excess of billings on uncompleted contracts	13,674	236
Other receivables	175	94
Deferred tax assets	473	229
Total current assets	28,046	12,782

Property and equipment, net	615	475
Intangible assets, net	970	1,048
Goodwill	12,254	483
Deferred tax assets	1,295	25
Total assets	$43,180	$14,813

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,347	$3,707
Accrued liabilities	2,043	1,368
Billings in excess of costs and estimated earnings on uncompleted contracts	374	1,206
Taxes payable	293	185
Borrowings, current	1,692	38
Total current liabilities	22,749	6,504

Borrowings, non-current	548	93
Contingent consideration liability	7,725	-
Deferred tax liabilities	-	343
Total liabilities	31,022	6,940

Commitments and contingencies (Note 12)
Shareholders' equity:
Series A convertible preferred stock, par value $.0001 per share: 5,000,000 shares designated; 20,000,000 shares of preferred stock authorized; 3,500,000 shares issued and outstanding at December 31, 2009 and 2008, respectively	-	-
Series B convertible preferred stock, par value $.0001 per share: 2,800,000 shares designated out of 20,000,000 shares of preferred stock authorized; 2,800,000 and 0 shares issued and outstanding at December 31, 2009 and 2008, respectively	-	-
Common stock, par value $.0001 per share; 500,000,000 shares authorized; 29,050,250 and 26,048,075 shares issued and outstanding at December 31, 2009 and 2008, respectively	3	3
Additional paid-in-capital	17,822	7,542
(Accumulated deficit) retained earnings	(5,385)	369
Accumulated other comprehensive loss	(282)	(41)
Total shareholders' equity	12,158	7,873
Total liabilities and shareholders' equity	$43,180	$14,813

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For Year Ended December 31,
	2009	2008

Net sales	$30,750	$44,238
Cost of sales	(26,292)	(38,711)
Gross profit	4,458	5,527

Operating expenses:
Sales and marketing	2,910	2,224
General and administrative	5,808	2,505
Total operating expenses	8,718	4,729

Operating (loss) income	(4,260)	798

Other income (expense):
Interest expense	(89)	(82)
Other income	23	-
Change in fair value of contingent consideration liability	4,301	-
Change in fair value of warrants	2,184
Interest income	44	37
Total other (expense) income, net	6,463	(45)

Income before income taxes	2,203	753

Income tax benefit	1,452	40

Net income	3,655	793

Less: Net income attributable to noncontrolling interest	(85)	(224)

Net income attributable to Premier Power Renewable Energy, Inc.	$3,570	$569

Earnings Per Share attributable to Premier Power Renewable Energy, Inc:

Basic	$0.14	$0.03
Diluted	$0.11	$0.02

Weighted Average Shares Outstanding:

Basic	26,050	22,666
Diluted	31,273	23,750

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)

	Year Ended December 31,
	2009	2008

Cash flows from operating activities:
Net income attributable to Premier Power Renewable Energy, Inc.	$3,570	$569
Net income attributable to noncontrolling interest	85	224
Net income	3,655	793
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of special purpose entities	(23)	-
Stock based compensation	624	-
Depreciation and amortization	345	197
Change in fair value of contingent consideration liability	(4,301)	-
Change in fair value of warrant liability	(2,184)	-
Deferred taxes	(1,857)	(273)
Loss on sale of property and equipment	-	5
Changes in operating assets and liabilities:
Accounts receivable	(2,608)	(2,353)
Inventory	(119)	(15)
Prepaid expenses and other current assets	(175)	(199)
Costs and estimated earnings in excess of billings on uncompleted contracts	(13,563)	(199)
Other receivables	(78)	-
Accounts payable	14,436	1,097
Accrued liabilities	623	857
Billings in excess of costs and estimated earnings on uncompleted contracts	(833)	(218)
Taxes payable	(164)	192
Net cash used in operating activities	(6,222)	(116)
Cash flows from investing activities:
Acquisition of property and equipment	(265)	(163)
Net cash paid for Rupinvest acquisition	(2)	-
Proceeds from sale of property and equipment	-	12
Net cash used in investing activities	(267)	(151)
Cash flows from financing activities:
Principal payments on borrowings	(306)	(283)
Sale of noncontrolling interest	176	-
Purchase of noncontrolling interest	(176)	-
Proceeds from borrowings	2,391	15
Proceeds from issuance of preferred stock and warrants	3,000	5,512
Repayment from shareholders	-	23
Distributions	-	(452)
Cost related to share registration	(570)	-
Net cash provided by financing activities	4,515	4,815
Effect of foreign currency	(5)	(56)
(Decrease) increase in cash and cash equivalents	(1,979)	4,492
Cash and cash equivalents at beginning of period	5,771	1,279
Cash and cash equivalents at end of period	$3,792	$5,771

Supplemental cash flow information:
Interest paid	$72	$82
Taxes paid	$434	$76

Non-cash investing and financing activities:
Common stock issued to acquire noncontrolling interest	$-	$1,489
Issuance of notes to acquire equipment	$-	$157
Common stock issued for service	$-	$91
Contingent Consideration liability	$12,027	$-
Warrant liability	$11,118	$-

Net cash paid for Rupinvest acquisition:
Tangible assets	$616
Intangible assets	12,087
Total assets	12,703
Liabilities assumed	(658)
Purchase price	12,045
Less:
Contingent consideration liability	(12,027)
Cash acquired	(16)
Net cash paid for Rupinvest acquisition	$2

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Year Ended December 31, 2008 and 2009
(in thousands)

			Series A -		Series B -			Retained Earnings	Accumulated Other	Premier Power
	Common Stock		Preferred Stock		Preferred Stock		Additional Paid	(Accumulated	Comprehensive	Renewable Energy, Inc.	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit)	Income (Loss)	Shareholders' Equity	Interest	Total

Balance December 31, 2007	21,160	$3	-	$-	-	$-	$1	$701	$9	$714	$2	$716

Net income								569		569	224	793
Foreign currency translation adjustment									(50)	(50)	(23)	(73)
Comprehensive income										519	201	720

Issuance of shares to purchase minority interest	3,059						1,489			1,489		1,489
Shares issued in connection with reverse acquisition	1,800
Issuance of Series A and Series B							1,794			1,794		1,794
warrants
Issuance of Series A convertible preferred stock			3,500				3,718			3,718		3,718
Issuance of shares for service	30						91			91		91

Purchase of noncontrolling interest in Premier Power Spain											(203)	(203)
Distributions								(452)		(452)		(452)
Deemed constructive contribution
(distribution) of S-Corp undistributed earnings							449	(449)		-
Balance December 31, 2008	26,049	3	3,500	-	-	-	7,542	369	(41)	7,873	-	7,873
Cummulative effect of adjustment upon adoption of EITF 07-5 (restated)							(1,794)	(9,324)		(11,118)		(11,118)
Balance January 1, 2009 (restated)	26,049	3	3,500	-	-	-	5,748	(8,955)	(41)	(3,245)		(3,245)

Net income								3,570		3,570	85	3,655
Foreign currency translation adjustment									(241)	(241)	(21)	(262)
Comprehensive income										3,329	64	3,393
Stock based compensation	1						624			624		624
Cost related to share registration							(570)			(570)		(570)
Sale of noncontrolling interest											176	176
Purchase of noncontrolling interest											(155)	(155)
Noncontrolling interest income							85			85	(85)	-
Gain on settlement of warrant liability							1,435			1,435		1,435
Issuance of series B convertible preferred stock					2,800	-	10,500			10,500		10,500
Issuance of escrow shares related to Rupinvest acquisition	3,000

Balance December 31, 2009	29,050	$3	3,500	$-	2,800	$-	$17,822	$(5,385)	$(282)	$12,158	$-	$12,158

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

1.             ORGANIZATION AND NATURE OF BUSINESS

Premier Power Renewable Energy, Inc., a Delaware corporation (the “Parent”), through its wholly owned subsidiaries, Premier Power Renewable Energy, Inc., a California corporation (“Premier Power California”), and Rupinvest Sarl (“Rupinvest”), and Premier Power California’s two wholly owned subsidiaries, Bright Future Technologies LLC (“Bright Future”) and Premier Power Sociedad Limitada (“Premier Power Spain”), and Rupinvest’s wholly-owned subsidiary, Premier Power Italy S.p.A. (“Premier Power Italy”) (collectively the “Company”) designs, engineers, and installs photovoltaic systems in the United States, Spain, and Italy.

Prior to September 9, 2008, Premier Power California and Bright Future were wholly owned by a common shareholder group. That same shareholder group was deemed to exercise control over Premier Power Spain through a 51% ownership interest, management control, and the absence of disproportionate voting rights. On September 1, 2008, that shareholder group exchanged their interests in Premier Power Spain for shares of common stock of Premier Power California. On August 27, 2008, the holders of the 49% noncontrolling interest in Premier Power Spain exchanged their interests in Premier Power Spain for shares of common stock of Premier Power California. A summary of the fair value of the acquired tangible and intangible assets and liabilities held by the 49% noncontrolling interest is as follows:

(in thousands)
Fair value of shares exchanged	$1,489
Tangible assets acquired	(1,034)
Amortizing intangible assets acquired	(1,110)
Liabilities assumed	1,138
Goodwill	$483

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

Concurrently with the closing of the share exchange on September 9, 2008, the Company raised $7 million in a private placement financing in which Vision Opportunity Master Fund, Ltd. (“Vision”) was the investor (the “Financing”) by issuing a total of 3.5 million units (the “Units”) at $2.00 per Unit, with each Unit consisting of one share of the Company’s Series A Convertible Preferred Stock, one-half of one Series A Warrant, and one-half of one Series B Warrant.

On June 16, 2009, the Company sold to Vision 2.8 million shares of Series B Convertible Preferred Stock (bearing no liquidation preference, no coupon payments, and no redemption rights) in exchange for the cancellation of the 3.5 million Series A and Series B warrants held by Vision, and $3 million in cash.  The cancellation of warrants resulted in the elimination of all the Company’s issued and outstanding warrants.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

On July 31, 2009, the Company purchased 100% of the issued and outstanding equity ownership of Rupinvest, a corporation duly organized and existing under the laws of Luxembourg, from Esdras Ltd., a corporation duly organized and existing under the laws of Cyprus (“Esdras”).  Rupinvest distributes, develops, and integrates ground mount and rooftop solar power systems in Italy through its then majority-owned subsidiary, Premier Power Italy (formerly known as ARCO Energy, SRL), a private limited liability company organized under the laws of Italy.  The terms of the transaction are set forth in a Share Exchange Agreement entered into on June 3, 2009 between the Company, Rupinvest, and Esdras.  Prior to the closing, Rupinvest was a wholly owned subsidiary of Esdras.  The Company acquired 100% of the issued and outstanding equity ownership interest in Rupinvest from Esdras in exchange for: (a) a cash payment by us to Esdras in the amount of twelve thousand five hundred Euros (€12,500, or approximately $18,292); and (b) the potential transfer to Esdras of up to three million shares of  the Company’s restricted common stock, with the number of shares to be transferred, if any, to be calculated based on achieving certain sales by Premier Power Italy over a three-year period.  The Company opened escrow for the Rupinvest acquisition on July 9, 2009 under an Escrow Agreement, which was subsequently amended on July 22, 2009 and July 30, 2009.  Capita Trust Company Limited, a private limited company incorporated in England and Wales (the “Escrow Agent”), acted as escrow agent.  The Company delivered to the Escrow Agent the stock certificate evidencing three million restricted shares of the Parent’s common stock, which certificate is registered in the name of the Escrow Agent’s custodial delegate. Such shares are presented as issued and outstanding on the Company’s December 31, 2009 balance sheet and statement of shareholders’ equity.  Pursuant to the closing of this transaction, the Company conducts operations in Italy through Premier Power Italy.

On December 31, 2009, Rupinvest purchased the remaining 10% interest of Premier Power Italy from Esdras at Esdras’s initial capital contribution per the Share Exchange Agreement, and Premier Power Italy became the wholly owned subsidiary of Rupinvest.

2.             SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States (“GAAP”), and include the accounts of the Parent and its subsidiaries.  All intercompany accounts and transactions have been eliminated.

Concentrations and Credit Risk – Two customers accounted for more than 10% of the Company’s sales for the year ended December 31, 2009.  One customer accounted for 18% and two customers accounted for 12% each of the Company’s sales for the year ended December 31, 2008.  Accounts receivable primarily consist of trade receivables and amounts due from state agencies and utilities for rebates on solar systems installed.  At December 31, 2009, the Company had two customers that accounted for 22.9% and 10.9% of the Company’s accounts receivables.  At December 31, 2008, the Company had four customers that accounted for 27%, 13%, 11%, and 10% of the Company’s accounts receivables.  The Company monitors account balances and follows up with accounts that are past due as defined in the terms of the contract with the customer. To date, the Company’s losses on uncollectible accounts receivable have been immaterial. The Company maintains an allowance for doubtful accounts receivable based on the expected collectability of its accounts receivable. The allowance for doubtful accounts is based on assessments of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, the allowance for doubtful accounts is increased. The allowance for doubtful accounts was $.1 million and $.02 million as of December 31, 2009 and 2008, respectively.

The Company purchases its solar modules from a limited number of vendors but believes that in the event it is unable to purchase solar panels from these vendors; alternative sources of solar modules will be available.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand or in the bank and short-term investment securities with remaining maturities of 90 days or less at date of purchase. The Company maintains its cash in bank deposit accounts that, at times, may exceed the statutory insured limits of the jurisdiction in which the accounts are held.  The Company has not experienced any losses on these investments. At December 31, 2009, the Company had $2.5 million in cash in bank accounts in excess of the various deposit insurance limits of the jurisdictions in which the balances were held.

Inventories – Inventories, consisting primarily of raw materials, are recorded using the average cost method and are carried at the lower of cost or market.

Property and Equipment – Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of 5 years, or in the case of leasehold improvements, the lease term, if shorter. Maintenance and repairs are expensed as they occur.   Upon disposition, the cost and related accumulated depreciation are removed from the accounts, and the resulting gain or loss is reflected in current operations.

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

Goodwill and Other Intangible Assets – The Company does not amortize goodwill, but rather tests goodwill for impairment at least annually. We determine the fair value using a weighted market and income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we calculate the fair value of the reporting unit using selected comparable companies’ revenue multiples and apply an average of such companies’ multiples to the Company’s revenue. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and we recognize an impairment of loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income. We did not recognize any goodwill impairment charges in 2009 and 2008. Intangible assets, consisting of a customer list, trademarks, and an employee contract, are amortized over their estimated useful lifes ranging from 2-17 years.

Fair Value of Financial Instruments – The carrying value reported for cash equivalents, accounts receivable, prepaid expenses, other receivables, accounts payable and accrued liabilities approximated their respective fair values at each balance sheet date due to the short-term maturity of these financial instruments.

Revenue Recognition – Revenue on solar power projects installed by the Company for customers under installation contracts is recognized using the percentage of completion method of accounting. At the end of each period, the Company measures the cost incurred on each project and compares the result against its estimated total costs at completion. The percent of cost incurred determines the amount of revenue to be recognized. Payment terms are generally defined by the installation contract and as a result may not match the timing of the costs incurred by the Company and the related recognition of revenue. Such differences are recorded as either costs or estimated earnings in excess of billings on uncompleted contracts or billings in excess of costs and estimated earnings on uncompleted contracts. The Company determines a customer’s credit worthiness at the time an order is accepted. Sudden and unexpected changes in a customer’s financial condition could put recoverability at risk.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

Contract costs include all direct material and labor costs attributable to a project as well as certain indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured.

The percentage of completion method requires the ability to estimate several factors, including the ability of the customer to meet its obligations under the contract, including the payment of amounts when due. If we determine that collectability is not assured at the onset of a contract, we will defer revenue recognition and use methods of accounting for the contract such as completed contract method until such time we determine that collectability is reasonably assured or through the completion of the project.

Revenue related to distribution sales is recognized when we have received either a purchase order or contract, deem delivery of product to have occurred, when the title and risk of ownership have passed to the buyer and we determine that collection is probable.  Some customers will pay the Company and ask the Company to segregate and store the product separate from other products.  The Company considers the risk has passed when payment and segregation has occurred.

Advertising – The Company expenses advertising costs as they are incurred. Advertising costs were $.8 million and $.4 million for the year ended December 31, 2009 and 2008, respectively.

Product Warranties –The Company warrants its projects for labor and materials associated with its installations.  The Company’s warranty is ten years in California and generally five to ten years elsewhere in the U.S. depending upon each state’s specific requirements, and is one year in Spain for all contracts signed after December 31, 2006.  Italy provides a ten year warranty covering the labor and materials associated with its installations.  Solar panels and inverters are warranted by the manufacturer for 25 years and 10 years, respectively. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to our historical data and the historical data reported by other solar system installers. Activity in the Company’s accrued warranty reserve for the year ended December 31, 2009 and 2008 was as follows:

	December 31,
	2009	2008
	(in thousands)
Beginning accrued warranty balance	$367	$172

Accruals related to warranties issued during period	159	275

Reduction for labor payments and claims made under the warranty	(167)	(80)

Ending accrued warranty balance	$359	$367

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

Foreign Currency – The functional currency of Premier Power Spain and Italy is the Euro. Their assets and liabilities are translated at year-end exchange rates, except for certain non-monetary balances, which are translated at historical rates. All income and expense amounts of Premier Power Spain and Italy are translated at average exchange rates for the respective period. Translation gains and losses are not included in determining net income but are accumulated in a separate component of shareholders’ equity. Foreign currency transaction gains and losses are included in the determination of net income (loss) in the period in which they occur. For the year ended December 31, 2009 and 2008, the foreign currency transaction gain was $0.3 million and $0.01 million, respectively.

Noncontrolling Interest – The noncontrolling interest reflected in the statement of operations for the year ended December 31, 2008 represents the 49% shareholdings of the noncontrolling shareholders in the Company’s Spanish operations, Premier Power Spain through September 9, 2008.  Concurrent with the reverse merger, these shareholdings were converted into shares of the Company’s common stock and no longer reported as noncontrolling interest effective September 9, 2008.

The noncontrolling interest reflected in the statement of operations for the year ended December 31, 2009 represents the 10% shareholdings of the noncontrolling shareholders in the Company’s Italian operations, Premier Power Italy.  On December 31, 2009, Rupinvest purchased the 10% noncontrolling interest from Esdras; thus, as of December 31, 2009, there is no longer a noncontrolling interest in the Company’s operations.

FASB ASC Topic 810, “Consolidation” (SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”) was effective on January 1, 2009 for the Company and established accounting reporting standards for noncontrolling interests in a subsidiary.  The retrospective presentation and disclosure requirements outlined by the consolidation guidance have been incorporated into this Annual Report on Form 10-K for the years ended December 31, 2009 and 2008.

In accordance with the new guidance on noncontrolling interests, the Company revised all previous references to “minority interests” in the consolidated 2008 financial statements to “noncontrolling interest,” and also made the following changes to the 2008 consolidated financial statements:

●
The Consolidated Statements of Operations now present “Net income (loss),” which includes “Net income (loss) attributable to noncontrolling interest” and “Net income (loss) attributable to Premier Power Renewable Energy, Inc.”  Earnings per share is now identified as attributable to Premier Power Renewable Energy, Inc.

●
The Consolidated Balance Sheets now present “Noncontrolling interest” as a component of “Shareholders’ equity.”  The Premier Power Renewable Energy, Inc. shareholders’ equity is equivalent to the previously reported “Total shareholders’ equity.”

●	The Consolidated Statements of Shareholders’ Equity separately displays noncontrolling interest activity.

A summary of activity related to noncontrolling interests in the Company’s subsidiaries is as follows:

	December 31,
	2009	2008
	(in thousands)
Beginning balance	$-	$2
Sale of noncontrolling interest in Premier Power Italy	176	-
Net income attributed to noncontrolling interest	85	224
Foreign currency tanslation adjustment	(21)	(23)
Purchase of noncontrolling interest in Premier Power Spain	-	(203)
Purchase of noncontrolling interest in Premier Power Italy	(155)	-
Noncontrolling interest income	(85)
Ending balance	$-	$-

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

Comprehensive Income – FASB ASC Topic 220 (Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,”) establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity during the period from non-owner sources, such as foreign currency translation adjustments.

Income Taxes – The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon the weight of available evidence, including expected future earnings. A valuation allowance is recognized if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Prior to September 2008, the Company was not subject to federal income tax.

Effective September 1, 2008, the Company adopted FASB ASC 740-10 (Financial Accounting Standards Interpretation FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48)). FASB ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  As a result of the implementation of FASB ASC 740-10, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods and no corresponding change in retained earnings.   As a result of the implementation of FASB ASC 740-10, the Company recognized no material adjustment in the liability for unrecognized income tax benefits as of the September 2008 adoption date and at December 31, 2009. Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate.

Premier Power Spain is organized under the laws of Spain and is subject to federal and provincial taxes.  Premier Power Italy is recognized under the laws of Italy and is subject to federal and provincial taxes.

Contingent Consideration Liability – In connection with the acquisition of Rupinvest, contingent consideration liability of $12 million was recorded at the time of the purchase. The contingent consideration liability relates to the contingent issuance of 3 million shares to the sellers of Rupinvest. In accordance with FASB ASC 820, the Company estimates the fair value of the contingent consideration liability at each reporting period, with changes in the estimated fair value recorded in income.

The fair value measurement assumes that the contingent consideration liability is transferred to a market participant at the valuation date and that the nonperformance risk related to the contingent consideration liability remains constant. The Company estimates the fair value using the market price of its shares since it believes this represents the present value of its future stock returns, discounted at the Company’s required rule of return. The Company also estimates the number of shares to be issued based on a number of financial scenarios weighted based on their relative probability. The Company considers the effect of counterparty performance risk in its fair value estimate. The Company estimates the counterparty performance risk by comparing its borrowing rate to those of U.S. treasury notes and uses the underlying spread to discount the estimated fair value.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 805 (FAS No. 141(R), “Business Combinations” (“FASB 141(R)”)), which requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  FASB ASC 805 is prospectively effective to business combinations for which the acquisition is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact of FASB ASC 805 on the Company’s consolidated financial statements will be determined in part by the nature and timing of any future acquisitions completed.  See Note 5.

In March 2008, the FASB issued FASB ASC 815-40 (SFAS No. 161, “Disclosures about Derivatives Instruments and Hedging Activities, an Amendment of FASB Statement No. 133”).  FASB ASC 815-40 requires enhanced disclosures about a company’s derivative and hedging activities. ASC 815-40 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of FASB ASC 815-40 did not have a material impact on the Company’s results of operations, cash flows, or financial position.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

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

In June 2008, the FASB ratified FASB ASC 815-40 (EITF Issue 07-5 (EITF 07-5), “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock”). FASB ASC 815-40 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments. FASB ASC 815-40 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years.  On January 1, 2009, the Company adopted this pronouncement (see Note 12).

In April 2009, the FASB issued FASB ASC 825-10-65 and FASB ASC 270 (“FSP 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments”), which increases the frequency of fair value disclosures to a quarterly basis instead of on an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on an entity’s balance sheet at fair value. FASB ASC 825-10-65 and FASB ASC 270 are effective for interim and annual periods ending after June 15, 2009. The adoption of  FASB ASC 825-10-65 and FASB ASC 270 did not have a material impact on the Company’s results of operations, cash flows, or financial position.

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

In May 2009, the FASB issued FASB ASC 855 (SFAS No. 165, “Subsequent Events” ), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, FASB ASC 855 sets forth (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB ASC 855 is effective for interim or annual financial reporting periods ending after June 15, 2009. The adoption of FASB ASC 855 did not have a material impact on the Company’s results of operations, cash flows, or financial position.

In June 2009, the FASB issued FASB ASC 810 (SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). FASB ASC 810 applies to FASB ASC 105 entities and is effective for annual financial periods beginning after November 15, 2009 and for interim periods within those years. Earlier application is prohibited. A calendar year-end company must adopt this statement as of January 1, 2010. The Company does not anticipate the adoption of FASB ASC 810 to have a material impact on its results of operations, cash flows, or financial position.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

In June 2009, the FASB issued FASB ASC 860 (SFAS No. 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140”). FASB ASC 860 applies to all entities and is effective for annual financial periods beginning after November 15, 2009 and for interim periods within those years. Earlier application is prohibited. A calendar year-end company must adopt this statement as of January 1, 2010. This statement retains many of the criteria of FASB ASC 860 (FASB 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”) to determine whether a transfer of financial assets qualifies for sale accounting, but there are some significant changes as discussed in the statement. Its disclosure and measurement requirements apply to all transfers of financial assets occurring on or after the effective date. Its disclosure requirements, however, apply to transfers that occurred both before and after the effective date. In addition, because FASB ASC 860 eliminates the consolidation exemption for Qualifying Special Purpose Entities, a company will have to analyze all existing QSPEs to determine whether they must be consolidated under FASB ASC 810. The Company does not anticipate the adoption of FASB ASC 860 to have a material impact on its results of operations, cash flows, or financial position.

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

In August 2009, an update was made to Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value.” This update permits entities to measure the fair value of liabilities, in circumstances in which a quoted price in an active market for an identical liability is not available, using a valuation technique that uses a quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets or the income or market approach that is consistent with the principles of Fair Value Measurements and Disclosures.  Effective upon issuance, the Company has adopted this guidance.  See Note 16.

In October 2009, the FASB ratified FASB ASC 605-25 (the EITF’s final consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables”). FASB ASC 605-25 is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted on a prospective or retrospective basis. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

3.           EARNINGS PER SHARE

Earnings per share is computed in accordance with the provisions of FASB ASC Topic 260 (SFAS No. 128, “Earnings Per Share”). Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company’s outstanding convertible preferred shares using the “if converted” method and dilutive potential common shares. Potentially dilutive securities include convertible preferred stock, employee stock options, restricted shares, and contingently issuable shares for the purchase of Rupinvest.   For the year ended December 31 2008, there were no anti-dilutive shares.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

	Years Ended December 31,
	2009	2008
	(in thousands, except per share data)
Net income attributable to Premier Power Renewable Energy, Inc.	$3,570	$569
Earnings Per Share:
Basic	$0.14	$0.03
Diluted	$0.11	$0.02
Weighted Average Shares Outstanding:
Basic	26,050	22,666
Diluted effect of convertible preferred stock, series A	3,500	1,084
Diluted effect of unissued restricted shares	91	-
Diluted effect of contingent liability	113	-
Diluted effect of convertible preferred stock, series B	1,519	-
Diluted	31,273	23,750

At December 31, 2009, there were stock options for 1,320,729 shares of common stock which were anti-dilutive due to their exercise price.  There were no stock options outstanding at December 31, 2008.  For the year ended December 31, 2008, warrants to purchase 3.5 million of the Company’s common shares were excluded as their exercise price exceeded the average market price of the Company’s common shares, and were anti-dilutive.

4.             INTANGIBLE ASSETS

Intangibles consist of amortizing intangibles and goodwill. At December 31, 2009 and 2008, such amounts were as follows:

	December 31,
	2009	2008
	(in thousands)
Trademark	$814	$865
Customer List	89	-
Employee contract	67	157
Backlog	-	26
Subtotal	970	1,048
Goodwill	12,254	483
	$13,224	$1,531

Amortization periods for the intangibles are as follows: trademark – 17 years, customer list – 3 years, employee contract – 2 years, and backlog – 6 months. Amortization for the years ended December 31, 2009, and 2008 was $.2 million and $.06 million. Accumulated amortization was $.3 million and $.06 million at December 31, 2009, and 2008, respectively.

The Company expects amortization expense for the next five years to be as follows (in thousands):

Year	Amount
2010	$119
2011	52
2012	52
2013	52
2014	52

The change in the carrying amount of goodwill for the year ended December 31, 2009 and 2008 was as follows:

	December 31,
	2009	2008
	(in thousands)
Beginning balance, January 1, 2009	$483	$-
Goodwill from acquisitions	11,771	483
Ending balance, December 31, 2009	$12,254	$483

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

5.           ACQUISITION

On July 31, 2009, the Company acquired Rupinvest and its then majority-owned subsidiary, Premier Power Italy.  The Company acquired Rupinvest from Esdras in exchange for (i) a cash payment to Esdras in the amount of twelve thousand five hundred Euros (12,500 or approximately $18,292), and (ii) the potential transfer to Esdras of up to 3 million shares of the Company’s common stock, with the number of shares to be transferred, if any, to be calculated based on achieving certain sales and gross margin goals by Premier Power Italy over a three-year period (“Contingent Consideration”).  The fair value assigned to the Contingent Consideration was approximately $12 million. In conjunction with the acquisition of Rupinvest, the Company made a capital contribution of $1.6 million to Premier Power Italy.

The Contingent Consideration is to be distributed over a three-year period based upon Premier Power Italy achieving certain sales and gross margin goals during such period.  The fair value of the Contingent Consideration was determined by an independent third party.  The valuation of the contingent liability at the time of the acquisition used a discounted cash flow model which was incorporated into the universal income projections for the Company for the years 2009 through 2011 and further analyzed from a cash flow perspective in order to determine the overall value of the Company and the related fair value of the Company’s outstanding stock in 2009, 2010, and 2011.  The projected 2009, 2010, and 2011 fair value of the Company’s stock price was then multiplied against a yearly estimate of shares earned by Rupinvest.  The specific calculation of the shares earned was determined by utilizing a probability weighted approach.  A discount rate of 20% was used in the valuation model, based on the aggregate of 3 factors: [1] risk free rate of return, [2] market equity premium, and [3] special company risk premium determined by the independent third party valuation.   The resulting value materially approximated the number of shares estimated by the Company to be earned by the seller multiplied by the then share price of the Company’s common stock.

At December 31, 2009, an independent third party estimated the fair value of the contingent liability using a probability weighted estimated of the number of the shares to be earned by the seller, multiplied by the market price of the Company’s shares.  The Company determined that the effect of counterparty performance risk was not material to the estimated fair value of the contingent liability.  The change in fair value of the contingent liability of $4.3 million was recorded to other income. The reduction in fair value was primarily due to the reduction in the Company’s stock price since the date of acquisition.

The acquisition of Rupinvest and Premier Power Italy was accounted for under the accounting guidance for business combination FASB ASC 805 (FASB statement 141(R)).  Accordingly, goodwill has been measured as the excess of the total consideration on the acquisition date over the amounts assigned to the identifiable assets acquired and liabilities assumed.

The total purchase price of Rupinvest and Premier Power Italy of approximately $12 million was allocated to the net tangible assets and intangible assets acquired based upon their estimated fair value as of July 31, 2009, as set forth below.  The excess of the purchase price over the net tangible assets and intangible assets was recorded as goodwill.

A summary of the acquired tangible and intangible assets and liabilities is as follows (in thousands):

Cash	$16
Accounts Receivable	315
Inventory	247
Intangible assets - customer list	105
Fixed assets	38
Accounts payable and accrued liabilities	(381)
Taxes payable	(277)
Goodwill	11,982
$12,045

The following table provides pro forma results of operations for the years ended December 31, 2009 and 2008, as if the acquisition had been completed on January 1, 2008. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would be occurred had the acquisition been completed on the dates indicated, nor are they indicative of the future operating results of the combined company.

	Year Ended December 31, 2009 (unaudited)	Year Ended December 31, 2008 (unaudited)
	(in thousands)
Total Revenue	$33,532	$51,923
Net income	$3,503	$838

For the year ended December 31, 2009, the statement of operations contains $10.8 million and $0.8 million of revenue and net loss, respectively, relating to the consolidated operations of Rupinvest.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

Intangible assets consist of the estimated fair value of acquired customer lists.  In estimating the fair value the Company used an income approach, utilizing a discount rate of 20%.  The Company estimated the useful life of the acquired customer lists to be three years. The gross contractual accounts receivable amount was $.3 million.  The qualitative factors that make up goodwill recognized include, among other factors, Premier Power Italy management and knowledge of local business practices and regulations.  The large premium over the fair value of the net assets acquired is related to the stage of Premier Power Italy’s development and the Company’s perception of the Italian marketplace.  The Company viewed the Italian solar market as being very attractive and was willing to pay a premium to obtain access to the market.  However, at the time of acquisition, Premier Power Italy had not yet undertaken the development of solar projects and as a result, the Company and Esdras, the seller of Rupinvest, agreed to a payment structure in which substantially all of the consideration is contingent on Premier Power Italy’s ability to perform.

6.             PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2009	2008
	(in thousands)
Equipment	$217	$204
Furniture and computers	204	59
Vehicles	651	505
	1,072	768
Less: accumulated depreciation	(457)	(293)
	$615	$475

Depreciation expense was $.2 million and $.1 million for the years ended December 31, 2009 and 2008, respectively.

7.             ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2009	2008
	(in thousands)
Payroll	$363	$477
401K plan	-	20
Warranty reserve	359	367
Sales and local taxes	176	302
Workers compensation insurance	-	20
Accrued subcontractor's costs	998	79
Other operational accruals	147	103
	$2,043	$1,368

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

8.           INCOME TAXES

The domestic and foreign components of income before income tax expense were as follows:

	Year Ended December 31,
	2009	2008
Domestic	$1,617	$124
Foreign	586	629
Total	$2,203	$753

The Company is subject to federal, state and foreign corporate income taxes.  The benefit for income taxes consists of the following:

	Year Ended December 31,
	2009	2008
	(in thousands)
Current:
Federal	$(15)	$33
State	3	3
Foreign	446	142
	$434	$178
Deferred:
Federal	$(1,237)	$(153)
State	(379)	(40)
Foreign	(270)	(25)
	$(1,886)	$(218)
Total Benefit	$(1,452)	$(40)

The Company intends to permanently reinvest all foreign earnings in foreign jurisdictions and has calculated its tax liability and deferred tax assets and deferred tax liabilities accordingly.

A reconciliation of the provision for income taxes at the federal statutory rate compared to the Company’s actual tax benefit is as follows:

	Year Ended December 31,
	2009	2008
	(in thousands)
Federal income tax expense at U.S. statutory rate	$749	$306
State income taxes, net of federal benefit	(261)	(24)
Foreign income and withholding taxes	(21)	122
Share-based compensation	157	-
Effect of change in statutory tax rates on deferred taxes	-	(444)
Gain on change in fair value of contingent liability	(1,463)	-
Warrant revaluation	(742)	-
Unrecognized tax benefit	87	-
Other, net	42	-
	$(1,452)	$(40)

Prior to the conversion of the Company to C-corporation tax status for U.S. federal tax purposes during the quarter ended December 31, 2008, all income and losses from the operations of the Company generally flowed through to its shareholders. The Company was not subject to U.S. federal income taxes at the corporate level and was only subject to state income taxes. Since the Company operated as an S-corporation prior to September 9, 2008, the U.S. statutory rate was 0%. As a result of the change in tax reporting status, the effective tax rate for U.S. purposes for the year ended December 31, 2008 has been adjusted to account for the zero rate for the income and deductions during the majority of the year. The Company recorded a deferred tax benefit of approximately $200,000 during the quarter ended December 31, 2008 due to the effect of the change in statutory tax rates on its deferred tax assets.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

The components of deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2009	2008
	(in thousands)
Deferred tax assets:
Accrued expenses	$234	$253
Share-based compensation	15	-
Net operating losses	1,845	-
Other	-	1
Total deferred tax assets	$2,094	$254
Deferred tax liabilities:
Intangibles	(264)	(314)
Depreciable assets	(62)	(29)
Total deferred tax liabilities	(326)	(343)
Net deferred tax assets	$1,768	$(89)

As of December 31, 2009, the Company’s federal, state, foreign net operation loss carryforwards for income tax purposes are approximately $4.1 million, $4.5 million, $.3 million, respectively, which begins to expire in 2024 through 2029.  The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  The Company adopted the provisions of accounting for uncertain tax positions in accordance with the Income Taxes (ASC 740) topic on September 8, 2008, and accordingly, performed a comprehensive review of the Company’s uncertain tax positions as of that date.  In this regard, an uncertain tax position represents its expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  A reconciliation of the Company’s total unrecognized tax benefits at December 31, 2009 and 2008 follows:

	Year Ended December 31,
	2009	2008
	(in thousands)
Balance at beginning of year	$-	$-
Addition based on tax positions in the current period	219	-
Balance at end of year	$219	$-

The Company does not expect there to be any material changes to the assessment of uncertain tax positions over the next twelve months.  The Company is subject to routine corporate income tax audits in the United States and foreign jurisdictions.  The statute of limitations for the Company’s 2008 tax years remains open for U.S. purposes.  Most foreign jurisdictions have statute of limitations that range from three to six years.

The liability for uncertain tax positions is recorded in accrued expenses in the Company’s consolidated balance sheet.  The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision.  Interest and penalties are computed based upon the difference between its uncertain tax positions under ASC 740 and the amount deducted or expected to be deducted in its tax returns.  During 2009 and 2008, the Company did not accrue or pay for any interest and penalties.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

9.             BORROWINGS

Notes Payable

Notes payable were $0.6 million and $0.1 million at December 31, 2009 and 2008, respectively.  Notes payable of $0.1 million are secured by vehicles and have maturities through 2014.   The annual interest rates on the notes range from 2.9% to 6.4%. Premier Power Spain has an unsecured loan for $0.4 million with Instituto de Crédito Oficial as of December 31, 2009, with the first payment due on December 18, 2010 and each additional payment due six months thereafter until June 18, 2013, which is the last payment due date.  Payment amounts are $0.1 million.

Lines of Credit

On July 13, 2009, the Company entered into a loan agreement with Umpqua Bank, an Oregon corporation, for a line of credit of up to $12 million, maturing on July 13, 2011.  The loan agreement provides for an initial line of credit of $7 million, provided, however, that the Company may request no more than twice prior to the maturity date that the line of credit be increased to an amount not to exceed $12 million in the event the Company acquires another subsidiary and require additional working capital for such subsidiary.  The line of credit is secured by its assets and by the assets of Premier Power California and Bright Future.  The line of credit bears interest at the prime rate, provided, however, that the interest rate will not be less than five percent (5%) per annum.  At December 31, 2009, the interest rate was 5%. As of December 31, 2009, there is $1.5 million outstanding under the agreement with Umpqua Bank.

The loan agreement with Umpqua Bank contains various financial condition covenants with which the Company must comply, including minimum current ratio, maximum debt to tangible net worth ratio, and minimum tangible net worth.  Under the loan agreement, the Company is also subject to customary non-financial covenants including limitations in secured indebtedness and limitations on dividends and other restricted payments.  The Company was out of compliance of certain covenants as of December 31, 2009 that did not take into account our Contingent Liability as noted in Note 12.  As of March 24, 2010, the bank is aware of the non-compliance and has not waived the non-compliance. The bank has not issued a notice of default, nor instituted default rates, nor cut funding under the line. We do not expect any of these events to occur and are currently working with the bank to redefine our financial covenants.

The future principle payments on these balances as of December 31, 2009 are as follows:

(in thousands)
2010	$1,692
2011	313
2012	220
2013	10
2014	5
$2,240

10.           EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”). The Preferred Stock may be issued from time to time in series having such designated preferences and rights, qualifications and to such limitations as the Board of Directors may determine.

The Company has designated 5,000,000 shares of Preferred Stock as Series A Convertible Preferred Stock (“Series A Stock”). The holders of Series A Stock have no voting rights except with regards to certain corporate events, enjoys a $2.40 liquidation preference per share, subject to adjustment, over holders of common stock, and may convert each share of Series A Stock into one share of common stock at any time. Series A stock converts automatically upon the occurrence of an offering meeting certain criteria. Holders of the Series A Stock have certain redemption rights. The Company has determined that the events triggering such rights are either in control of the Company or in the case of such events where the Company is not deemed to exercise control; the redemption right is limited to the ability to convert into shares of the Company’s common stock. As of December 31, 2009 and 2008, there were 3,500,000 shares of Series A Stock outstanding.

The Company has designated 2,800,000 shares of Preferred Stock as Series B Convertible Preferred Stock (“Series B Stock”). The holders of Series B Stock have no voting rights except with regards to certain corporate events and may convert each share of Series B Stock into one share of common stock at any time. Series B stock converts automatically upon the occurrence of an offering meeting certain criteria. Holders of the Series B Stock have certain redemption rights. The Company has determined that the events triggering such rights are either in control of the Company or in the case of such events where the Company is not deemed to exercise control; the redemption right is limited to the ability to convert into shares of the Company’s common stock. As of December 31, 2009 and 2008, there were 2,800,000 and 0 Series B Stock outstanding, respectively.

Warrants

In September 2008, the Company issued Series A Warrants and Series B Warrants to purchase 1,750,000 and 1,750,000 shares of common stock, respectively, in connection with the issuance of Series A Stock. Both the Series A and B Warrants had four year lives. The Company had the right to call for cancellation of each outstanding Series A Warrant or Series B Warrant under certain circumstances. The Series A Warrants had an exercise price of $2.50 and a fair value of $.15 per warrant. The Series B Warrants had an exercise price of $3.00 and a fair value of $.13 per warrant. All of the issued and outstanding Series A Warrants and Series B Warrants were cancelled on June 16, 2009 in connection with a sale of our Series B Stock.

The significant assumptions used to determine the fair values of the warrants are as follows:

Risk-free interest rate at grant date	4.5%
Expected stock price volatility	95%
Expected dividend payout	-
Expected option life-years	4 yrs

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

11.           RELATED PARTY TRANSACTIONS

Certain stockholders have guaranteed certain obligations under the Company’s borrowings and operating leases.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

12.             COMMITMENTS AND CONTINGENCIES

Premier Power Spain is party to three non-cancelable leases for operating facilities in Navarro, Madrid, and Barcelona, Spain, which expire in 2012, 2013, and 2014, respectively.  Premier Power Italy is party to a non-cancelable lease for operating facilities in Campobasso, Italy, which expires in 2015.  Premier Power California is party to a non-cancelable lease for operating facilities in Redlands, California, which expires in 2010.  These leases provide for annual rent increases tied to the Consumer Price Index. The leases require the following payments as of December 31, 2009, subject to annual adjustment, if any:

(in thousands)
2010	$102
2011	75
2012	67
2013	56
2014 and beyond	50
$350

We are not currently involved in any material legal proceedings, and we are not aware of any material legal proceedings pending or threatened against us. We are also not aware of any material legal proceedings involving any of our directors, officers, or affiliates or any owner of record or beneficially of more than 5% of any class of our voting securities.

In connection with Rupinvest’s purchase of the 10% noncontrolling interest in Premier Power Italy from Esdras, Esdras has notified Rupinvest that it does not believe that it was properly notified of the intent to acquire and believes a premium on the purchase price was necessary. The Company disagrees with this position. No legal proceedings have been threatened. In the event, however, that legal proceedings are conducted, we do not anticipate a material exposure.

13.           CONTINGENT CONSIDERATION LIABILITY

In connection with the acquisition of Rupinvest (See Note 5), contingent consideration liability of $12 million was recorded at the time of the purchase to reflect the estimated fair value of 3 million contingently issuable shares of the Company’s common stock.

The conditions that must be met and the amount of the 3 million shares, if any, to be issued are described below:

(i)
375,000 shares for each ten million Euros (€10 million, or approximately $14.2 million) worth of Sales (as defined below) achieved by Premier Power Italy from July 9, 2009, the escrow opening date, to December 31, 2009 (the “First Issuance”), with the maximum number of shares released as part of the First Issuance to be 1,500,000 shares (any number of shares not issuable as part of the First Issuance solely due to the fact that the 1,500,000 shares threshold was exceeded is hereinafter referred to as the “Excess Issuable Amount”);

(ii)
50% of the Excess Issuable Amount, if any, plus 200,000 shares for each ten million Euros (€10 million, or approximately $14.2 million) worth of Sales achieved by Premier Power Italy from January 1, 2010 to December 31, 2010 (the “Second Issuance)”). The maximum combined number of shares to be released as part of the First Issuance and the Second Issuance, in the aggregate, shall not exceed 3,000,000 shares; and

(iii)
100,000 shares for each ten million Euros (€10 million, or approximately $14.2 million) worth of Sales achieved by Premier Power Italy from January 1, 2011 to December 31, 2011 (the “Third Issuance”). The maximum combined number of shares to be released as part of the First Issuance, the Second Issuance, and the Third issuance, in the aggregate, shall not exceed 3,000,000 shares.

At December 31, 2009, the Company estimated the fair value of the contingent consideration liability at $7,725,000 assuming 2,801,875 shares of its common stock would be issued, a share price of $2.75 at December 31, 2009, transaction costs and its determination that the adjustment for counterparty performance risk was not material. As of December 31, 2009, the Company had not, yet, determined the amount of shares earned by the sellers.

14.           DERIVATIVE INSTRUMENT

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

The Company recorded a warrant liability in the amount of $11.1 million upon adoption of FASB ASC 815.  The Company determined the fair value of the warrant liability to be $8.9 million as of June 16, 2009, immediately prior to retiring the warrants.  As a result of the changes in fair value, the Company recorded income of $2.2 million for the year ended December 31, 2009.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

On June 16, 2009, the Company entered into a Securities Purchase Agreement with Vision.  The terms of the agreement called for the cancellation of Series A and Series B warrants held by Vision exercisable for an aggregate 3.5 million shares of common stock held by Vision. The cancellation of warrants resulted in the elimination of all the Company’s issued and outstanding warrants.  As a result of the cancellation, the Company derecognized the warrant liability of $8.9 million and recorded the gain on its extinguishment of $1.4 million in additional paid in capital in accordance with the provisions of APB No. 26, Early Extinguishment of Debt.

The Company uses the Black-Scholes pricing model to calculate fair value of its warrant liability. Key assumptions used are as follows:

Number of Shares included in Warrant	Dividend Yield	Volatility	Risk-Free Rate	Expected Life (in years)	Stock Price

1,750,000	0.0%	95.0%	4.5%	4.0	$2.50

1,750,000	0.0%	95.0%	4.5%	4.0	$3.00

15.           STOCK-BASED COMPENSATION

The Company’s 2008 Equity Incentive Plan (the “Incentive Plan”) provides for the issuance of incentive stock options and non-statutory stock options. The board of directors determines to whom grants are made and the vesting, timing, amounts, and other terms of such grants, subject to the terms of the Incentive Plan. Incentive stock options may be granted only to employees of the Company, while non-statutory stock options may be granted to the Company’s employees, officers, directors, certain consultants, and certain advisors. Options under the Incentive Plan vest as determined by the Board.  The term of the options granted under the Incentive Plan may not exceed 10 years, and the maximum number of shares of common stock that may be issued pursuant to stock options and stock awards granted under the Incentive Plan is 2,951,875 shares in the aggregate. Options convertible into an aggregate 1,320,729 shares of common stock were outstanding under the Incentive Plan as of December 31, 2009.  The Company did not grant stock options prior to January 2009, and there was no stock compensation expense prior to this period.

The following table sets forth a summary stock option activity for the year ended December 31, 2009:

		Weighted-	Weighted-
	Number of	Average Date	Average Date
	Shares	Fair Value	Exercise Price
	December 31, 2009
Outstanding and not vested beginning balance	-	$-	$-
Granted during the year	1,710,979	$3.00	$3.86
Forfeited/cancelled during the year	(390,250)	$3.32	$4.25
Released/vested during the year	-	$-	$-
Outstanding and not vested at December 31, 2009	1,320,729	$2.99	$3.75

Stock-based compensation expense relating to these shares is being recognized over a weighted-average period of 4.5 years.  The Company recognized stock-based compensation expense of approximately $0.5 million during the year ended December 31, 2009.

At December 31, 2009, there was $3.3 million of total unrecognized compensation cost related to nonvested stock options.  The Company expects to recognize that cost over a weighted average period of 4.1 years.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

The following tables summarize the total stock-based compensation expense the Company recorded for the year ended December 31, 2009:

(in thousands)
Cost of goods sold	$145
Administration	200
Sales and marketing	118
Total stock-based compensation expense	$463

(in thousands)
Stock option awards to employees	$463
Restricted stock grants to board of directors	161
Total stock-based compensation expense	$624

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Options expected to vest	940,208	$3.84	8.66	$-

The Company defines in the money options at December 31, 2009 as options that had exercise prices that were lower than the $2.75 fair market value of its common stock at that date.  The aggregate intrinsic value of options outstanding at December 31, 2009 is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company’s common stock.  At December 31, 2009, the aggregate intrinsic value was zero.

The fair value of stock option grants during the year ended December 31, 2009 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected volatitity	93.60%
Expected dividends	0%
Expected term	6.5 years
Risk-free interest rate	1.88%
Weighted-average fair value per share	$3.00

Valuation and Amortization Method — The Company estimates the fair value of service-stock options granted using the Black-Scholes-Merton option-pricing formula. The fair value is then amortized over the requisite service periods of the awards, which is generally the vesting period. Stock options typically have a ten-year life from date of grant and vesting periods of three to five years. The fair value of the Company’s common stock is based on its value as determined by market prices on the date of grant. Compensation expense is recognized on a straight-line basis over the respective vesting period.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

Expected Term — The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. For awards granted subject only to service vesting requirements, the Company utilizes the simplified method under the provisions of FASB ASC 718-10-S99-1 (Staff Accounting Bulletin No. 107) for estimating the expected term of the stock-based award.

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

The weighted-average fair value per share of the stock options as determined on the date of grant was $3.00 for the 1,710,979 stock options granted during the year ended December 31, 2009. The total fair value of stock options vested during the year ended December 31, 2009 was $0 as no stock options vested in 2009.

Restricted Stock Awards

During 2009, the Company began issuing restricted stock awards to certain directors, officers, and employees under the Incentive Plan.  Compensation expense for such awards, based on the fair market value of the awards on the grant date, is recorded during the vesting period.

A summary of restricted stock awards activity follows:

Weighted
Average
	Number of	Fair
	Shares	Price
Outstanding, December 31, 2008	-	$-
Granted	1,500	$3.70
Vested and issued	(1,500)	$3.70
Forfeited	-	$-
Outstanding, December 31, 2009	-	$-

In August 2009, the Company issued 1,500 shares of its common stock under the 2008 Equity Incentive Plan to employees for services. The shares were immediately vested, and there were no restrictions. Additionally, as of December 31, 2009, the Company owed an aggregate 33,000 restricted shares of common stock to certain members of the board of directors pursuant to their director agreements, which were issued on March 10, 2010. The fair value of these shares was not significant. ASC Topic 718 requires the cash flows as a result of the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. There are no excess tax benefits for the year ended December 31, 2009, and therefore, there is no impact on the accompanying consolidated statements of cash flows.

  PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

16.           EMPLOYEE BENEFITS

The Company has a 401(k) Plan for its employees. Employees are eligible to make contributions when they attain an age of twenty-one and have completed at least one year of service. The Company makes discretionary matching contributions to employees who qualify for the Plan and were employed on the last day of the Plan year. Such contributions totaled $0 and $20,000 for the year ended December 31, 2009 and 2008, respectively. Employees are vested 100% after 3 years of service. Neither Bright Future, Premier Power Spain, nor Premier Power Italy offers defined contribution or defined benefit plans to employees.

17.           FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability.  In accordance with  FASB ASC 820 (SAS No. 157 Fair Value Measurements), the Company uses fair value measurements based on quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), or unobservable inputs for assets or liabilities (Level 3), depending on the nature of the item being valued.

The following disclosure is made in accordance with FASB ASC 820 (FASB Staff Position (FSP) FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments ): The carrying amounts of cash and cash equivalents and accounts receivable, prepaid expenses, costs and estimated earnings in excess of billings, accounts payable, billings in excess of costs and estimated earnings on uncompleted contracts, and accrued liabilities approximate their fair values at each balance sheet date due to the short-term maturity of these financial instruments. The fair value of the Company’s borrowings is based upon current interest rates for debt instruments with comparable maturities and characteristics and approximates carrying values.

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

●	Level 1, defined as observable inputs such as quoted prices in active markets for identical assets.

●
Level 2, defined as observable inputs other than Level 1 prices.  They include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in a market that is not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The table below sets forth, the Company’s Level 3 financial assets and liabilities that are accounted for at fair value. (in thousands):

	2009			2008
	(in thousands)			(in thousands)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities: Contingent consideration	$-	$-	$7,725	$-	$-	$-

Contingent
Consideration
Liability
(in thousands):
Beginning balance	$-
Acquisition of Rupinvest	12,026
Total gain realized	(4,301)
Ending balance	$7,725

18.           SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued.

   PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

19.           CONTINGENCIES

Legal Matters
The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business.  The Company is not currently involved in any litigation, the outcome of which would, based on information currently available, have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Indemnifications
The Company indemnifies its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by them in any action or proceeding to which any of them is, or is threatened to be, made a party by reason of his or her services in their role as a director or officer.

20.           SEGMENT INFORMATION

The Company has adopted Segment Reporting (ASC 280) requiring segmentation based on the Company’s internal organization, reporting of revenue and other performance measures.  Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.  The Company’s chief operating decision maker is the Chief Executive Officer.  The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility.  There are three operating segments, as summarized below:

●
United States – consists of (i) commercial ground mount or rooftop solar energy projects generally ranging from 100kWh to 20MW provided to corporate, municipal, agricultural, and utility customers and (ii) residential that consists mainly of rooftop solar installations generally ranging from 5kWh to 40kWh provided to residential customers primarily in California and New Jersey.

●	Spain – consists of rooftop solar installations generally ranging 5kWh to 1MW provided primarily to businesses that own commercial buildings or warehouses.
●	Italy – consists of distribution, ground mount, roof mount, and solar power plant installations.

Prior to its acquisition of Premier Power Italy the Company determined that it operated as a single segment. In conjunction with the acquisition and changes in its management structure the Company determined that the three operating segments noted above are more reflective of its operations.

The Company refers to the Net Sales as the revenue earned from the installation projects or distribution sales.  Currently, the Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments.  Therefore, the segment information reported includes only net sales, cost of sales, and gross profit.  The following tables present the operations by each operating segment:

	Year Ended December 31, 2009
	United States	Spain	Italy	Total
	(in thousands)
Net sales	$13,987	$5,919	$10,844	$30,750
Cost of sales	(12,383)	(5,051)	(8,858)	(26,292)
Gross profit	$1,604	$868	$1,986	4,458
Total operating expenses				8,718
Operating loss				$(4,260)

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

	(Restated) Year Ended December 31, 2008
	United States	Spain	Total
	(in thousands)
Net sales	$31,074	$13,164	$44,238
Cost of sales	(27,229)	(11,482)	(38,711)
Gross profit	$3,845	$1,682	5,527
Total operating expenses			4,729
Operating income			$798

		Year Ended December 31,
		2009	2008 (Restated)
		(in thousands)
Net sales
United States		$13,987	$31,074
Spain		5,919	13,164
Italy		10,844	-
		$30,750	$44,238

At December 31, 2009 and 2008, property and equipment located in the United States, net of accumulated depreciation and amortization was approximately $0.3 million and $0.4 million, respectively.  At December 31, 2009 and 2008, property and equipment located in foreign countries, net of accumulated depreciation and amortization was approximately $0.3 million and $0.1 million, respectively.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our independent auditors, Macias Gini & O’Connell LLP.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Regulations under the Exchange Act, require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on those evaluations, as of December 31, 2009, our CEO and CFO believe that:

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

Management’s annual report on internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on our assessment, management concluded that, as of December 31, 2009, the Company’s internal controls over financial reporting were ineffective due to the following significant deficiencies that existed on December 31, 2009, which deficiency was first discovered by Teresa Kelley, our former Chief Financial Officer, in the second quarter of 2009:

•
Expanded Financial Reporting Resources:  The Company has limited finance and accounting resources. The Company needed additional resources to ensure that it is able to comply with its financial reporting obligations in an accurate and timely manner. Remedial steps were taken, which steps are described below.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this annual report.

Changes in internal control over financial reporting.

There were changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule15d-15(d) promulgated under the Exchange Act that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As a result of the previously identified significant deficiencies, we made significant changes in our internal controls as described below. Given that our remediation efforts continue, these actions also serve as additional procedures and analyses to ensure that our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.

•
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

•
We hired additional experienced accounting personnel in an effort to increase the experience level within our accounting department; including the hiring of a new corporate controller and chief financial officer who are individuals with significant experience applying generally accepted accounting principles. Our new chief financial officer participated in the December 31, 2009 financial close and reporting processes, and our new controller participated in the September 30, 2009 and December 31, 2009 financial close and reporting processes, which added an additional level of supervisory review.

•	We hired an external consultant to provide internal control reviews and provide suggestions for improvement.

•	We implemented a detailed financial performance review with management and our Board of Directors.

We expect these changes in our internal control structure will fully remediate this significant deficiency in the fiscal year ended December 31, 2010.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Current Management

Our directors and executive officers, their ages, their respective offices and positions, and their respective dates of election or appointment are as follows:

Name	Age	Position Held	Officer/Director since
Dean R. Marks	53	Chairman of the Board, President, and Chief Executive Officer	September 9, 2008
Miguel de Anquin	42	Chief Operating Officer, Corporate Secretary, and Director	September 9, 2008
Frank J. Sansone	38	Chief Financial Officer	November 5, 2009
Kevin Murray	60	Director	December 8, 2008
Robert Medearis	77	Director	December 8, 2008
Tommy Ross	56	Director	March 18, 2009

Business Experience Descriptions

Set forth below is a summary of our executive officers’ and directors’ business experience for the past 5 years. The experience and background of each of the directors, as summarized below, were significant factors in their previously being nominated as directors of the Company.

Dean R. Marks - Chairman of the Board, President, and Chief Executive Officer

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

Miguel de Anquin - Director, Chief Operating Officer, and Corporate Secretary

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

Frank J. Sansone - Chief Financial Officer

Mr. Sansone was appointed Chief Financial Officer of the Company on November 5, 2009.  He has over 16 years of finance experience.  Prior to his appointment as the registrant’s Chief Financial Officer, Mr. Sansone was the Chief Financial Officer and a member of the Board of Directors of LiveOffice LLC, a provider of software-as-a service email archiving and Hosted Exchange 2007 solutions, from 2008 to 2009.  From 2002 to 2008, he was the Chief Financial Officer of Guidance Software, Inc., a Nasdaq-listed company with operations in digital investigative solutions.  Mr. Sansone graduated from the University of La Verne with a bachelor’s degree in accounting.  He is an inactive member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.  Mr. Sansone is currently a member of the Board of Directors of Ditech Networks, Inc., a Nasdaq-listed company, and one other private company.

Kevin Murray - Director

Mr. Murray was elected to the board of directors on December 8, 2008.  He is currently a Senior Vice President at the William Morris Agency (“WMA”), working primarily in its corporate consulting division, a position he has held since re-joining WMA in 2007 after serving twelve years in the California State Legislature.  From 1998 to 2006, Mr. Murray was a Senator in the California State Senate.  Concurrent to his directorship with the Company, Mr. Murray sits on the board of the Federal Home Loan Bank of San Francisco.  Mr. Murray graduated from California State University, Northridge with a degree in business administration and accounting and holds a Masters of Business Administration from Loyola Marymount University and a Juris Doctorate from Loyola Law School.

Robert Medearis - Director

Mr. Medearis was elected to the board of directors on December 8, 2008. He is currently retired as a management consultant and professor, and has been for the past 5 years, but he sits on the board of several private companies, including Solaicx, Inc., Geographic Expeditions, and Visual Network Design Inc., and the non-profit organization Freedom From Hunger. Mr. Medearis graduated from Stanford University with a degree in civil engineering and holds a Masters of Business Administration from the Harvard Graduate School of Business Administration.

Tommy Ross - Director

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

None of our directors or executive officers has, during the past ten years:

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

•
Been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)	Any federal or state securities or commodities law or regulation; or

(ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Diversity

While the Company does not have a policy regarding diversity of its board members, diversity is one of a number of factors that is typically taken into account in identifying board nominees.  We believe that we have a very diverse board of directors  in terms of previous business experience and educational and personal background of the members of our board.

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

Item 11.  Executive Compensation.

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended December 31, 2009, 2008, and 2007 by (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ( $)		Total ($)
Dean R. Marks,	2009	$184,231	(3)	$—	$—	$24,104	$—	$—	$21,392	(4)	$221,667
Chairman of the Board,	2008	$158,077		$—	$—	$—	$—	$—	$—		$158,077
President, and CEO	2007	$159,466		$1,344	$—	$—	$—	$—	$9,322	(5)	$170,132
							—
Miguel de Anquin,	2009	$184,231	(3)	$—	$—	$24,104	$—	$—	$21,392	(4)	$221,667
COO, former CFO, Corporate	2008	$153,462		$—	$—	$—	$—	$—	$—		$153,462
Secretary, and Director	2007	$126,624		$1,344	$—	$—	$—	$—	$8,037	(6)	$136,005

Frank Sansone,	2009	$24,231		$—	$—	$9,768	$—	$—	$—		$33,999
CFO (7)	2008	$—		$—	$—	$—	$—	$—	$—		$—
	2007	$—		$—	$—	$—	$—	$—	$—		$—

Teresa Kelley	2009	$130,931		$—	$740	$—	$—	$—	$—		$131,671
former CFO (8)	2008	$25,962		$—	$—	$—	$—	$—	$—		$25,962
	2007	$—		$—	$—	$—	$—	$—	$—		$—

(1)
Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to FASB ASC 805.  (FAS 123R) requires the Company to determine the overall value of the stock award as of the date of grant, and to then expense that value over the service period over which the stock award becomes exercisable (vested).  As a general rule, for time in service based stock awards, the Company will immediately expense any stock award or portion thereof that is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the stock award.

(2)
Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to FASB ASC 805.  (FAS 123R) requires the Company to determine the overall value of the options as of the date of grant, and to then expense that value over the service period over which the options becomes exercisable (vested).  As a general rule, for time in service based options, the Company will immediately expense any option or portion thereof that is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.

(3)	The amount shown includes $4,231 that was earned during the 2009 fiscal year as a result of an extra pay period during the year.

(4)	The amount shown represents a $12,560 pay-out for sick leave, an $8,400 automobile allowance, and $432 in life insurance premiums paid for the named executive officer.

(5)	The amount shown represents compensation earned under the 401(k) Plan.

(6)
The amount shown represents the following: (a) $67 as the dollar amount recognized for life insurance premiums paid for the named executive officer, and (b) $7,970 as compensation earned under the 401(k) Plan.

(7)	Mr. Sansone was appointed as our Chief Financial Officer on November 5, 2009.

(8)	Ms. Kelley was our Chief Financial Officer from October 24, 2008 to her resignation on October 30, 2009.

Grants of Plan-Based Awards

													All Other	All Other
													Stock	Option	Exercise
													Awards:	Awards:	or Base	Grant Date
		Estimated Future Payouts Under						Estimated Future Payouts Under					Number	Number of	Price of	Fair Value
		Non-Equity Incentive Plan Awards						Equity Incentive Plan Awards					of Shares	Securities	Option	of Stock
	Grant	Thres-		Target		Max-		Thres-		Target		Max-	of Stock	Underlying	Awards	and Option
Name	Date	hold ($)		($)		imum ($)		hold ($)		($)		imum ($)	or Units (#)	Options (#)	($/Sh)	Awards (1)

Dean Marks (2)	1/9/09	$	―	$	―	$	―	$	―	$	― $	―	―	83,932	$4.675	$24,104
Miguel de Anquin(2)	1/9/09	$	―	$	―	$	―	$	―	$	― $	―	―	83,932	$4.675	$24,104
Teresa Kelley (3)(4)	1/9/09	$	―	$	―	$	―	$	―	$	― $	―	―	100,000	$4.25	$36,399
Teresa Kelley (3)(5)	1/9/09	$	―	$	―	$	―	$	―	$	― $	―	―	250,000	$4.25	$60,706
Teresa Kelley (3)	8/28/09	$	―	$	―	$	―	$	―	$	― $	―	200	―	$ ―	$740
Frank Sansone (4)	11/5/09	$	―	$	―	$	―	$	―	$	― $	―	―	250,000	$2.90	$9,767

(1)	Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R.

(2)	The vesting schedule for these options is as follows: 20% on each of the 1st, 2nd, 3rd, 4th, and 5th year anniversary of the grant date.

(3)	Ms. Kelley was our Chief Financial Officer from October 24, 2008 to her resignation on October 30, 2009. Ms. Kelley’s grants expired on January 31, 2010.

(4)	The vesting schedule for these options is as follows: 25% on each of the 1st, 2nd, 3rd, and 4th year anniversary of the grant date.

(5)	The vesting schedule for these options is as follows: 33.33% on each of the 2nd, 3rd, and 4th year anniversary of the grant date.

Employment Agreements

The following are summaries of our employment agreements with our current and former executive officers whose compensation is listed in the Summary Compensation Table above.

The Company entered into an Employment Agreement with Frank Sansone on November 5, 2009 in connection with his services as Chief Financial Officer over a four-year term.  Mr. Sansone’s compensation will consist of an annual base salary of $180,000 and options granted under the Company’s 2008 Equity Incentive Plan to purchase an aggregate 250,000 shares of the Company’s common stock, exercisable at a price equal to the closing price of the Company’s common stock on the day the Board of Directors approves the option grant.  The stock options will vest 25% per year for each year of employment from the date of grant. A sale of over 50% of the Company’s common stock to a third party will trigger accelerated vesting where the portion that would have vested at the next annual anniversary of the grant date will vest in full on the date of the triggering event. The Company agreed to indemnify Mr. Sansone against any claims arising from his services as Chief Financial Officer unless such claims are due to his gross negligence or misconduct.  The Company may terminate Mr. Sansone’s employment during the first 90 days of employment by providing four days’ written notice or at any time without notice for cause.  After the first 90 days of employment, the Company may terminate the Employment Agreement without cause upon a triggering event.  In the event the Company terminates Mr. Sansone without cause after the first 90 days of employment, Mr. Sansone is entitled to a severance payment equal to six months of his annual compensation.  Mr. Sansone agreed not to enter into any business with operations that compete directly with the Company for a period of three years after his employment agreement terminates.

The Company entered into an Employment Agreement with Teresa Kelley on October 24, 2008 for her services as Chief Financial Officer. Ms. Kelley’s annual compensation is $150,000. She will receive an annual 20% bonus based on her efforts in helping the Company achieve the following targets: minimum growth revenue of 80% in the first year of her employment, 80% growth in the second year, 70% growth in the third year, and 60% growth in the fourth year (each growth revenue percentage which may be revised by the Company’s Chief Executive Officer over the term of Ms. Kelley’s office); annual EBITDA and net income in excess of the prior year’s EBIDTA and net income; net income margins in excess of 5%; and acquisitions to secure revenue growth, margin growth, and market share domestically and internationally.  These goals are closely monitored by the Chief Executive Officer and Board of Directors, and Ms. Kelley’s efforts will be measured by quarterly and annual performance evaluations by the Chief Executive Officer and Chief Operating Officer, except that Ms. Kelley’s efforts at helping the Company acquire other businesses will be measured quarterly by the Board of Directors, which will review her reports analyzing potential acquisitions. Ms. Kelley will also receive, for her first year of employment, 100,000 stock options to purchase the Company’s common stock, exercisable at a price equal to the closing price of the Company’s common stock on the day the Board approves the option issuance. Such stock options will vest 25% per year for each year of employment from the date of issue. For her second year of employment, Ms. Kelley will receive an additional 125,000 stock options to purchase the Company’s common stock, exercisable at a price equal to the closing price of the Company’s common stock on the day the Board approves the stock issuance. Such stock options will vest 33% per year for each year of employment from the date of issue. In the event of any sale, merger, acquisition of over 51% of the Company’s capital stock by a third party, or other change of control event, any stock options issued to Ms. Kelley under the Employment Agreement will be fully vested for such year.  Ms. Kelley resigned on October 31, 2009.

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

Outstanding Equity Awards at Fiscal Year-End

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested (#)

Dean Marks	16,786	(1)	67,146	(1)	―	$4.675	1/9/19	―	―	―	―
Miguel de Anquin	16,786	(1)	67,146	(1)	―	$4.675	1/9/19	―	―	―	―
Frank Sansone	―		250,000	(2)	―	$2.90	11/5/19	―	―	―	―

(1)	20% of this named executive officer’s options vest(ed) on January 1, 2010, January 1, 2011, January 1, 2012, January 1, 2013, and January 1, 2014.

(2)	25% of this named executive officer’s options vest on November 5, 2010, November 5, 2011, November 5, 2012, and November 5, 2013.

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended December 31, 2009:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Non-Qualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)

Dean Marks (2)	$	―	$	―	$	―	$	―	$	―	$	―	$	―

Miguel de Anquin (2)	$	―	$	―	$	―	$	―	$	―	$	―	$	―

Kevin Murray		$23,750		$58,333	$	―	$	―	$	―	$	―		$82,083

Robert Medearis		$32,000		$58,333	$	―	$	―	$	―	$	―		$90,333

Tommy Ross		$26,250		$41,438	$	―	$	―	$	―	$	―		$67,688

(1)
Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R.  FAS 123R requires the Company to determine the overall value of the stock award as of the date of grant, and to then expense that value over the service period over which the stock award becomes exercisable (vested).  As a general rule, for time in service based stock awards, the Company will immediately expense any stock award or portion thereof that is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the stock award.

(2)	This individual’s compensation as a director is reflected in the Summary Compensation Table above.

On December 19, 2008, the Company entered into an Amended and Restated Agreement to Serve as Member of the Board of Directors with Kevin Murray for his services as director.  Pursuant to the terms of the agreement, Mr. Murray agreed to serve on the Board until October 15, 2011, such term being subject to re-election at our subsequent annual meeting of shareholders.  Mr. Murray is required to attend at least two Board meetings via teleconference and at least two Board meetings in person per year, and he will be compensated for his services to the Board with $1,250 for each Board meeting he attends via teleconference and $2,500 for each Board meeting he attends in person.  Mr. Murray will also receive 50,000 shares of the our common stock according to the following schedule: (i) 16,500 common stock shares after the first year of service on the Board, which shares will be issued to Mr. Murray even if the our shareholders fail to re-elect Mr. Murray at the first annual meeting of shareholders following Mr. Murray’s election to the Board, (ii) 16,500 common stock shares after the second year of service on the Board, and (iii) 17,000 common stock shares after the third year of service on the Board.

On December 19, 2008, the Company entered into an Amended and Restated Agreement to Serve as Member of the Board of Directors with Robert Medearis for his services as a director.  Pursuant to the terms of the agreement, Mr. Medearis agreed to serve on the Board until October 15, 2011, such term being subject to his re-election at the our subsequent annual meeting of shareholders.  Mr. Medearis is required to attend at least two Board meetings via teleconference and at least two Board meetings in person per year.  The agreement further provides that Andrew Hargadon may attend up to 50% of the our Board meetings as Mr. Medearis’ designee, provided, however, that Mr. Medearis agreed that he would not delegate to Mr. Hargadon, and that he would personally perform, any and all of his business managerial duties and obligations as a director for the Company, including but not limited to any director voting decisions regarding the Company and its business.  Mr. Medearis will be compensated for his services with $1,250 for each Board meeting he attends via teleconference and $2,500 for each Board meeting he attends in person.  Mr. Medearis will also receive 50,000 shares of our common stock according to the following schedule: (i) 16,500 common stock shares after the first year of service on the Board, which shares will be issued to Mr. Medearis even if our shareholders fail to re-elect Mr. Medearis to the Board at the first annual meeting of shareholders following Mr. Medearis’ election to the Board, (ii) 16,500 common stock shares after the second year of service on the Board, and (iii) 17,000 common stock shares after the third year of service on the Board.

On March 23, 2009, the Company entered into a Director Agreement with Tommy Ross for his services as a director.  Pursuant to the terms of the agreement, Mr. Ross agreed to serve on the Board until March 11, 2011, such term being subject to re-election at our subsequent annual meeting of shareholders.  Mr. Ross is required to attend at least two Board meetings via teleconference and at least two Board meetings in person per year, and he will be compensated for his services to the Board with $1,250 for each Board meeting he attends via teleconference and $2,500 for each Board meeting he attends in person.  Mr. Ross will also receive 50,000 shares of our common stock according to the following schedule: (i) 16,500 common stock shares after the first year of service on the Board, which shares will be issued to Mr. Ross even if our shareholders fail to re-elect Mr. Ross at the first annual meeting of shareholders following Mr. Ross’ election to the Board, (ii) 16,500 common stock shares after the second year of service on the Board, and (iii) 17,000 common stock shares after the third year of service on the Board.  We are required to maintain a Directors’ Errors and Omissions insurance policy insuring the entire Board, including Mr. Ross, for a policy amount of no less than $2,000,000, and in the event the policy coverage is insufficient to cover losses occasioned by actions of the Board, we also agreed to indemnify and hold Mr. Ross harmless from and against any loss, damages, costs, expenses, liabilities, and or causes of action that may arise as a result of his dutiful and responsible performance of his duties as a Board member.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

Please see the section titled “Securities Authorized for Issuance under Equity Compensation Plans” under Item 5 above.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 10, 2010, for each of the following persons:

•	each of our directors and each of the named executive officers;

•	all directors and named executive officers as a group; and

•	each person who is known by us to own beneficially 5% or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is 4961 Windplay Drive, Suite 100, El Dorado Hills, California 95762. The percentage of class beneficially owned set forth below is based on 29,083,250 shares of common stock outstanding on March 10, 2010.

Name and Position	Number of Shares of Common Stock Beneficially Owned (1)		% of Shares of Common Stock Beneficially Owned (1)(2)
Dean R. Marks, Chairman of the Board, President, and Chief Executive Officer	11,256,601	(3)	38.7%
Miguel de Anquin, Chief Operating Officer, Corporate Secretary, and Director	6,761,424	(4)	23.2%
Frank Sansone, Chief Financial Officer	500		*
Kevin Murray, Director	16,500		*
Robert Medearis, Director	16,500		*
Tommy Ross, Director	2,690	(5)	*
Teresa Kelley, Former Chief Financial Officer (6)	200		*

5% Stockholders:
Bjorn Persson	2,560,699	(7)	8.8%
Genesis Capital Advisors, LLC (8)	1,580,598		5.4%
Vision Opportunity Master Fund, Ltd. (9)	2,905,022	(10)	9.99	%(10)

All Executive Officers and Directors as a Group (6 persons)	18,054,215		62.0%

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

(2)
Pursuant to the terms of the 2008 share exchange, we issued 24,218,750 shares of common stock, equal to approximately 93.1% of our issued and outstanding common stock as of the closing date of the 2008 share exchange. After the issuance of shares in connection with the closing of the 2008 share exchange, there were approximately 26,018,750 issued and outstanding shares of our common stock. Percentage totals may vary slightly due to rounding. Also, in connection with the closing of the $7 Million Financing, we issued a total of 3,500,000 units to one accredited investor, each unit consisting of one share of our Series A Preferred Stock, one-half of one Series A Warrant, and one-half of one Series B Warrant. Each one share of Series A Preferred Stock will be convertible into one share of our common stock.   Each Series A Warrant and Series B Warrant entitled the holder to purchase one share of our common stock at an exercise price of $2.50 and $3.00 per share, respectively, of our common stock. On June 16, 2009, all of the Series A Warrants and Series B Warrants held by this holder were cancelled by the Company.

(3)
This number includes 16,786 shares of common stock issuable upon exercise of stock options that were granted to this stockholder on January 9, 2009, 200 shares of common stock held by the stockholder’s wife, and 5,400 shares of common stock issuable upon exercise of stock options that were granted to this stockholder’s wife on January 9, 2009.

(4)	This number includes 16,786 shares of common stock issuable upon exercise of stock options that were granted to this stockholder on January 9, 2009.

(5)	This number includes an aggregate 1,270 shares of common stock held by the shareholder’s children, and 370 shares of common stock held in the stockholder’s IRA account.

(6)	The address for this stockholder is 4135 Meadow Wood Drive, El Dorado Hills, CA 95762.

(7)	This number includes 13,573 shares of common stock issuable upon exercise of stock options that were granted to this stockholder on January 9, 2009.

(8)
The address for this stockholder is 15760 Ventura Blvd., Suite 1550, Encino, CA 91436. Ronald Andrikian and Charles Gilreath, as the members of this stockholder, have shared dispositive and voting power over these securities and may be deemed to be the beneficial owner of these securities.

(9)
The address for this stockholder is c/o Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman, KY1-9007, Cayman Islands. Adam Benowitz, as the managing member of Vision Capital Advisors, LLC, the investment advisor to this stockholder, has dispositive and voting power over these securities and may be deemed to be the beneficial owner of these securities.

(10)
This number includes 2,178,000 shares of common stock and 471,359 shares of common stock issuable upon conversion of 471,359 shares of our Series A Preferred Stock, which are presently convertible. This number does not include (i) 3,028,641 shares of common stock underlying its shares of Series A Preferred Stock, (ii) 2,800,000 shares of common stock underlying its shares of Series B Preferred Stock, or (iii) 1,600,000 shares of common stock underlying an option to purchase such shares because each of these securities held by the stockholder contains a restriction on conversion or exercise, as the case may be, limiting such holder’s ability to convert or exercise to the extent that such conversion or exercise would cause the beneficial ownership of the holder, together with its affiliates, to exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock as a result of a conversion or exercise. The stockholder may waive this limitation upon 61 days’ notice to the Company.  As of March 24, 2010, however, the Company has not received any such notice.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

On June 16, 2009, we cancelled 3,500,000 warrants held by Vision Opportunity Master Fund, Ltd., a shareholder of the Company, pursuant to the terms of a Securities Purchase Agreement we entered into with Vision under which we sold Vision 2,800,000 shares of our Series B Convertible Preferred Stock. This cancellation resulted in the elimination of all our issued and outstanding warrants. We recorded $1,435,076 as a gain on share settled debt from this cancellation.

Director Independence

Our board of directors has determined that it currently has 3 members who qualify as “independent” as the term is used in Section 803A and Rule 10A-3(b)(ii) promulgated thereunder of the Exchange Act and the listing standards of the Nasdaq Capital Market.  The independent directors are Kevin Murray, Robert Medearis, and Tommy Ross.

Item 14.  Principal Accounting Fees and Services.

Macias Gini & O’Connell LLP served as our independent registered public accounting firm for our fiscal years ended December 31, 2009 and 2008.  The following table shows the fees that were billed for audit and other services provided by this firm during the 2009 and 2008 fiscal years:

	Fiscal Year Ended December 31,
	2009	2008
Audit Fees (1)	$200,266	$185,000
Audit-Related Fees (2)	156,456	214,000
Tax Fees (3)	―	―
All Other Fees (4)	―	―
Total	$356,722	$399,000

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

Pre-Approval Policies and Procedures of the Audit Committee

Our audit committee approves the engagement of our independent auditors and is also required to pre-approve all audit and non-audit expenses.  During the fiscal year ended December 31, 2009, all of our audit and non-audit expenses were approved by our audit committee.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Financial Statements; Schedules

 Our consolidated financial statements for the years ended December 31, 2009 and 2008 begin on page F-1 of this annual report.  We are not required to file any financial statement schedules.

Exhibit Table

Exhibit Number	Description

2.1	Share Exchange Agreement by and among the Registrant, its majority stockholder, Premier Power Renewable Energy, Inc., and its stockholders, dated September 9, 2008 (3)

2.2	Share Exchange Agreement between the Registrant, Rupinvest Sarl, and Esdras Ltd., dated June 3, 2009 (15)

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment of the Certificate of Incorporation, filed August 19, 2008 with the Secretary of State of the State of Delaware (2)

3.4	Certificate of Amendment of the Certificate of Incorporation, filed August 29, 2008 and effective September 5, 2008 with the Secretary of State of the State of Delaware (3)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed September 10, 2008 with the Secretary of State of the State of Delaware (3)

3.6	Amendment to Certificate of Incorporation, filed November 24, 2008 with the Secretary of State of Delaware (7)

3.7	Amendment to Bylaws (9)

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed with the Delaware Secretary of State on June 12, 2009 (16)

10.1	Master Commercial Solar Terms and Conditions of Schüco USA, L.P. (3)

10.2	Authorized Dealer Agreement between Premier Power Renewable Energy, Inc. and SunPower Corporation, dated June 20, 2008 (3)

10.3	Employment Agreement between Premier Power Renewable Energy, Inc. and Dean R. Marks, dated August 22, 2008 (3)

10.4	Employment Agreement between Premier Power Renewable Energy, Inc. and Miguel de Anquin, dated August 22, 2008 (3)

10.5	Premier Management Consulting Agreement between Genesis Capital Advisors, LLC and Premier Power Renewable Energy, Inc., dated November 13, 2007 (3)

10.6	Engagement Agreement between GT Securities and Genesis Capital Advisors, LLC with and on behalf of Premier Power Renewable Energy, Inc., dated November 13, 2007 (3)

10.7	Form of Securities Purchase Agreement (3)

10.8	Form of Registration Rights Agreement (3)

10.9	Form of Series A Common Stock Purchase Warrant (3)

10.10	Form of Series B Common Stock Purchase Warrant (3)

10.11	Form of Lock-up Agreement (3)

10.12	Purchase and Sale Agreement between Harry’s Trucking, Inc. and Haris Tajyar and Omar Tajyar, dated September 9, 2008 (3)

10.13	Guaranty of Payment by Premier Power Renewable Energy, Inc. in favor of Guaranty Bank, dated September 9, 2008 (3)

10.14	Employment Agreement between Premier Power Renewable Energy, Inc. and Teresa Kelley, date October 24, 2008 (4)

10.15	First Amendment to Registration Rights Agreement between Premier Power Renewable Energy, Inc., Genesis Capital Advisors, LLC, and Vision Opportunity Master Fund, Ltd., dated October 31, 2008 (5)

10.16	Amended and Restated Agreement to Serve as Member of the Board of Directors between Premier Power Renewable Energy, Inc. and Kevin Murray, dated December 19, 2008 (8)

10.17	Amended and Restated Agreement to Serve as Member of the Board of Directors between Premier Power Renewable Energy, Inc. and Robert Medearis, dated December 19, 2008 (8)

10.18	Voting Agreement between Dean Marks and Miguel de Anquin, signed June 16, 2008 (and addendum) (10)

10.19	Voting Agreement between Dean Marks and Miguel de Anquin, dated January 21, 2009 (10)

10.20	Voting Agreement between Dean Marks, Sarilee Marks, and Miguel de Anquin, dated January 21, 2009 (10)

10.21	Second Amendment to Registration Rights Agreement between Premier Power Renewable Energy, Inc., Genesis Capital Advisors, LLC, and Vision Opportunity Master Fund, Ltd., dated May 1, 2009 (14)

10.22	Securities Purchase Agreement between the Registrant and Vision Opportunity Master Fund, Ltd., dated June 16, 2009 (16)

10.23	Waiver of Anti-Dilution Rights of Series A Preferred Stock by Vision Opportunity Master Fund, Ltd., dated June 16, 2009 (16)

10.24	Loan Agreement (Asset Based) between Umpqua Bank and Premier Power Renewable Energy, Inc., dated July 13, 2009 (17)

10.25	Promissory Note (Line of Credit Note) between Umpqua Bank and Premier Power Renewable Energy, Inc., dated July 13, 2009 (17)

10.26	Form of Modification to Promissory Note (Line of Credit Note) and Loan Agreement between Umpqua Bank and Premier Power Renewable Energy, Inc. (17)

10.27	Commercial Security Agreement between Umpqua Bank and Premier Power Renewable Energy, Inc., dated July 13, 2009 (17)

10.28	Commercial Security Agreement (Premier Power California) between Umpqua Bank and Premier Power Renewable Energy, Inc., dated July 13, 2009 (17)

10.29	Rider to Security Agreement Executed by Non-Borrower Grantor (Premier Power California) between Umpqua Bank and Premier Power Renewable Energy, Inc., dated July 13, 2009 (17)

10.30	Commercial Security Agreement (Bright Futures Technologies, LLC) between Umpqua Bank and Bright Futures Technologies, LLC, dated July 13, 2009 (17)

10.31	Rider to Security Agreement Executed by Non-Borrower Grantor (Bright Futures Technologies, LLC) between Umpqua Bank and Bright Futures Technologies, LLC, dated July 13, 2009 (17)

10.32	Commercial Security Agreement (Premier Power, Sociedad Limitada) between Umpqua Bank and Premier Power, Sociedad Limitada, dated July 13, 2009 (17)
10.33	Rider to Security Agreement Executed by Non-Borrower Grantor (Premier Power, Sociedad Limitada) between Umpqua Bank and Premier Power, Sociedad Limitada, dated July 13, 2009 (17)

10.34	Agreement to Provide Insurance between Umpqua Bank and Premier Power Renewable Energy, Inc., dated July 13, 2009 (17)

10.35	Disbursement Request and Authorization between Umpqua Bank and Premier Power Renewable Energy, Inc., dated July 13, 2009 (17)

10.36	Landlord’s Release and Waiver among Umpqua Bank, Premier Power Renewable Energy, Inc. and Wagner Family ILP, dated July 13, 2009 (17)

10.37	Landlord’s Release and Waiver among Umpqua Bank, Premier Power Renewable Energy, Inc., and MKJ – McCalla Investments, LLC dated July 13, 2009 (17)

10.38	Landlord’s Release and Waiver among Umpqua Bank, Premier Power Renewable Energy, Inc. and 33 Partners, Inc., dated July 13, 2009 (17)

10.39	Escrow Agreement between the Registrant, Rupinvest SARL, Esdras Ltd., and Capita Trust Company Limited, dated July 9, 2009 (18)

10.40	Escrow Agreement Amendment No. 1 between the Registrant, Rupinvest SARL, Esdras Ltd., and Capita Trust Company Limited, dated July 22, 2009 (19)

10.41	Waiver and Amendment between the Registrant, Rupinvest SARL, Esdras Ltd., and Capita Trust Company Limited, dated July 30, 2009 (20)

10.42	Employment Agreement between Premier Power Renewable Energy, Inc. and Frank Sansone, dated November 5, 2009 (21)

14.1	Code of Business Conduct and Ethics (6)

21.1	List of Subsidiaries (3)

31.1	Section 302 Certificate of Chief Executive Officer *

31.2	Section 302 Certificate of Chief Financial Officer *

32.1	Section 906 Certificate of Chief Executive Officer *

32.2	Section 906 Certificate of Chief Financial Officer *

* Filed herewith.

(1)	Filed on February 13, 2007 as an exhibit to our Registration Statement on Form SB-2/A, and incorporated herein by reference.

(2)	Filed on August 29, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(3)	Filed on September 11, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(4)	Filed on October 30, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(5)	Filed on November 6, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(6)	Filed on November 7, 2008 as an exhibit to our Registration Statement on Form S-1, and incorporated herein by reference.

(7)	Filed on November 26, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(8)	Filed on December 29, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(9)	Filed on January 16, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(10)	Filed on February 5, 2009 as an exhibit to our Amendment No. 1 to Registration Statement on Form S-1/A, and incorporated herein by reference.

(11)	Filed on March 12, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(12)	Filed on March 24, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(13)	Filed on March 31, 2009 as an exhibit to our Annual Report on Form 10-K, and incorporated herein by reference.

(14)	Filed on May 4, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(15)	Filed on June 8, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(16)	Filed on June 18, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(17)	Filed on July 13, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(18)	Filed on July 15, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(19)	Filed on July 23, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(20)	Filed on August 5, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(21)	Filed on November 5, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER POWER RENEWABLE ENERGY, INC.

/s/ Dean R. Marks
Dean R. Marks, Chief Executive Officer and President

Date: March 24, 2010

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Dean R. Marks	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)	March 24, 2010
Dean R. Marks

/s/ Miguel de Anquin	Chief Operating Officer and Director	March 24, 2010
Miguel de Anquin

/s/ Frank J. Sansone	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2010
Frank J. Sansone

/s/ Robert Medearis	Director	March 24, 2010
Robert Medearis