Form 10-K/A
period 2009-12-31
Premier Power Renewable Energy, Inc.
filed 2010-05-04
CIK 1388686

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

EXPLANATORY NOTE

This Amendment No. 1 to our annual report on Form 10-K (“Form 10-K/A”) for the fiscal year ended December 31, 2009 is filed to (i) update the section titled “Business Segments” under “Item 1. Business” to describe our operations in three business segments rather than four business segments as previously disclosed, (ii) revise the Other Income line previously classified as “Change in fair value of contingent liability” to “Change in fair value of contingent consideration liability” in the table on page 28 under “Item 6. Selected Financial Data,” (iii) revise the Balance Sheet Data line previously classified as “Total shareholder equity” to “Total shareholders’ equity” in the table on page 29 under “Item 6. Selected Financial Data,” (iv) revise the reference to a footnote from “note 12” to “note 13” under “Line of Credit” on page 34, (v) add the signature of the Company’s auditor in its independent auditor report on page F-1 and add a title to such report, (vi) revise the reference to “Contingent Liability” to “Contingent Consideration Liability” and the reference to “Note 12” to “Note 13” under “Lines of Credit” on page F-19, and (vii) clarify that there was only one significant deficiency in the Company’s internal control over financing reporting as of December 31, 2009 and disclose how the Company determined this to be a deficiency under “Item 9A. Controls and Procedures.”

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

Business Segments

We operate in three business segments:  U.S., Italy, and Spain.

U.S.

U.S. Commercial

Our U.S. commercial business consists of ground mount or rooftop solar energy projects generally ranging from 100 kilowatt (kWh) to 1.1 MW provided to corporate, municipal, agricultural, and utility customers.  In this market, we design and build our solar energy systems to meet each customer’s individual needs and circumstances.  We assess the customer’s annual power requirements and average daily consumption rates in different seasons of the year to size and engineer the solar energy system.  We assess the customer’s site and if relevant roof size, configuration, and composition to determine the optimum location for the solar modules.  We factor in information about the customer’s electrical service territory and its rate structures, and we identify the customer’s budget and preferred financing method, as well as the customer’s aesthetic preferences.  We also identify the relevant federal, state, and local regulations, including building codes that are important to the cost, operation, and return on investment of the customer’s solar energy system, as well as relevant tax rates and various other factors.  We assess this data using solar monitoring tools that enable us to design a solar energy system to a size and configuration that maximizes energy efficiency for each customer’s circumstances.  We provide customers with a return on investment analysis and determine the rebates and performance-based incentives that are available to each customer.  We prepare final construction plans to obtain a building permit and, as soon as the permit is approved, our installation professionals begin the installation by placing metal racking on the customer’s roof (or by building a ground mount), followed by installation of the solar modules, inverters, and the balance of systems components and safety equipment.

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

U.S. Distribution

We also distribute solar modules and inverters in the U.S.  In 2009, distribution revenue in the U.S. was minimal.

Italy

Our Italian business consists of distribution, ground mount, roof mount, and solar power plant installations.  In Italy, a portion of our business consists of ground mount or rooftop solar energy projects generally ranging from 50 kWh to 500 kWh provided to corporate, municipal, agricultural, and utility customers.  In Italy, our customers commission us to install solar energy systems based on customer-defined specifications, but we have the ability to define our own projects and select sites based on attractive solar characteristics.  These projects are typically 1 MW in size.  We enter into these projects generally with a reseller of solar power plants or a financial investor who contracts us to construct the project.   Upon completion of a project, the acquirer of the project has the rights to the sell electricity to the Italian power authority at specified rates over 20 years based on Italy’s feed-in tariff. We are currently contracted to deliver 5 MW’s under an agreement with Global Green Advisors.

Our Italian business also consists of distribution of solar modules and inverters.  In 2009, distribution revenue in Italy amounted to $4.8 million.

Spain

Our Spanish business consists of rooftop solar installations generally ranging 5 kWh to 1 MW provided primarily to businesses that own commercial buildings or warehouses.  Our Spanish business also serves other European countries other than Italy.  The services we provide to our Spanish customers are largely similar to our U.S. commercial customers.  Our global experience and unmatched engineering and design expertise strongly position us to capitalize on the commercial rooftop opportunities and further build our leadership role in this growing market.  Starting in 2010, we perform distribution services whereby we procure solar modules and invertors and sell these to other solar integrators or commercial buyers.

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

	Year Ended December 31,
	2009	2008
	(in thousands, except per share data)
Net sales	$30,750	$44,238
Cost of sales	(26,292)	(38,711)
Gross profit	4,458	5,527
Operating expenses:
Sales and marketing	2,910	2,224
Administrative expense	5,808	2,505
Total operating expenses	8,718	4,729
Operating (loss) income	(4,260)	798
Other income (expense):
Interest expense	(89)	(82)
Other income	23	-
Change in fair value of contingent consideration liability	4,301	-
Change in fair value of warrants	2,184	-
Interest income	44	37
Total other income (expense), net	6,463	(45)
Income before income taxes	2,203	753
Income tax benefit	1,452	40
Net income (loss)	3,655	793
Less: Net income attributable to noncontrolling interest	(85)	(224)
Net income attributable to Premier Power Renewable Energy, Inc.	$3,570	$569
Earnings Per Share attributable to Premier Power Renewable Energy, Inc.:
Basic	$0.14	$0.03
Diluted	$0.11	$0.02
Weighted Average Shares Outstanding
Basic	26,050	22,666
Diluted	31,273	23,750

	Year Ended December 31,
	2009	2008
	(in thousands)
Non-Cash Stock-Based Compensation Data:
Cost of sales	$145	$-
General and administrative	361	-
Sales and Marketing	118	-
Total non-cash share-based compensation	$624	$-

	As of December 31,
	2009	2008
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$3,792	$5,771
Total assets	$43,180	$14,813
Line of credit and notes payable	$2,240	$131
Deferred revenue	$374	$1,206
Total shareholders’ equity	$12,158	$7,873

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

The loan agreement with Umpqua Bank contains various financial condition covenants with which we must comply, including minimum current ratio, maximum debt to tangible net worth ratio, and minimum tangible net worth.  Under the loan agreement, we are also subject to customary non-financial covenants including limitations in secured indebtedness and limitations on dividends and other restricted payments.  We were out of compliance with certain covenants as of December 31, 2009 primarily as a result of the Contingent Consideration Liability.  See note 13 to our consolidated financial statements.  As of March 24, 2010, the bank is aware of the non-compliance and has not waived the non-compliance. The bank has not issued a notice of default, nor instituted default rates, nor cut funding under the line. We do not expect any of these events to occur and are currently working with the bank to redefine our financial covenants.

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

/s/ Macias Gini & O’Connell, LLP

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

The loan agreement with Umpqua Bank contains various financial condition covenants with which the Company must comply, including minimum current ratio, maximum debt to tangible net worth ratio, and minimum tangible net worth.  Under the loan agreement, the Company is also subject to customary non-financial covenants including limitations in secured indebtedness and limitations on dividends and other restricted payments.  The Company was out of compliance of certain covenants as of December 31, 2009 that did not take into account our Contingent Consideration Liability as noted in Note 13.  As of March 24, 2010, the bank is aware of the non-compliance and has not waived the non-compliance. The bank has not issued a notice of default, nor instituted default rates, nor cut funding under the line. We do not expect any of these events to occur and are currently working with the bank to redefine our financial covenants.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated
Framework.  Based on our assessment, management concluded that, as of December 31, 2009, the Company’s internal controls over financial reporting were ineffective due to the following significant deficiency that existed on December 31, 2009, which deficiency was first discovered by the Company in conjunction with its first filing of an annual report on Form 10-K following the share exchange transaction in September 2008, which Form 10-K was for the year ended December 31, 2008, and which deficiency was again noted by Teresa Kelley, our former Chief Financial Officer, in the second quarter of 2009 in connection with our acquisition of Rupinvest and Premier Power Italy:

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

There were changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule15d-15(d) promulgated under the Exchange Act that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As a result of the previously identified significant deficiency, we made significant changes in our internal controls as described below. Given that our remediation efforts continue, these actions also serve as additional procedures and analyses to ensure that our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.

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

Date: May 3, 2010

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Dean R. Marks	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)	May 3, 2010
Dean R. Marks

/s/ Miguel de Anquin	Chief Operating Officer and Director	May 3, 2010
Miguel de Anquin

/s/ Frank J. Sansone	Chief Financial Officer (Principal Financial and Accounting Officer)	May 3, 2010
Frank J. Sansone

/s/ Tommy Ross	Director	May 3, 2010
Tommy Ross