Form 10-Q
period 2010-03-31
Premier Power Renewable Energy, Inc.
filed 2010-05-17
CIK 1388686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-140637

PREMIER POWER RENEWABLE ENERGY, INC.

(Exact name of registrant as specified in it charter)

Delaware	13-4343369
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4961 Windplay Drive, Suite 100
El Dorado Hills, CA 95762

(Address of principal executive offices) (Zip Code)

(916) 939-0400

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

29,099,750 shares of the issuer’s common stock, $0.0001 par value per share, are issued and outstanding as of May 17, 2010.

PREMIER POWER RENEWABLE ENERGY, INC.
TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2010

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Our financial statements start on the following page, beginning with page F-1.

PREMIER POWER RENEWABLE ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009
(in thousands, except share data)

	March 31,	December 31,
	2010	2009
ASSETS	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$1,332	$3,792
Accounts receivable, net of allowance for doubtful accounts of
$167 and $137 at March 31, 2010 and December 31, 2009, respectively	5,206	7,676
Inventory	1,278	1,824
Prepaid expenses and other current assets	476	432
Costs and estimated earnings in excess of billings on uncompleted contracts	13,483	13,674
Other receivables	318	175
Deferred tax assets	459	473
Total current assets	22,552	28,046

Property and equipment, net	570	615
Intangible assets, net	921	970
Goodwill	11,532	12,254
Deferred tax assets	1,646	1,295
Total assets	$37,221	$43,180

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,845	$18,347
Accrued liabilities	1,346	2,043
Billings in excess of costs and estimated earnings on uncompleted contracts	559	374
Taxes payable	248	293
Borrowings, current	1,704	1,692
Total current liabilities	19,702	22,749

Borrowings, non-current	511	548
Contingent consideration liability	6,471	7,725
Total liabilities	26,684	31,022

Commitments and contingencies (Notes 12)
Shareholders' equity:
Series A convertible preferred stock, par value $.0001 per share: 5,000,000 shares designated; 20,000,000 shares of preferred stock authorized; 3,500,000
shares issued and outstanding at March 31, 2010 and December 31, 2009.	-	-
Series B convertible preferred stock, par value $.0001 per share: 2,800,000 shares designated;
20,000,000 shares of preferred stock authorized; 2,800,000 and 2,8000,000 shares issued and
outstanding at March 31, 2010 and December 31, 2009, respectively	-	-
Common stock, par value $.0001 per share; 500,000,000 shares authorized;
29,099,750 and 29,050,250 shares issued and outstanding at
March 31, 2010 and December 31, 2009, respectively	3	3
Additional paid-in-capital	18,015	17,822
Accumulated deficit	(6,191)	(5,385)
Accumulated other comprehensive loss	(1,290)	(282)
Total shareholders' equity	10,537	12,158
Total liabilities and shareholders' equity	$37,221	$43,180

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND MARCH 31, 2009
(in thousands, except per share data)

	2010	2009
	(unaudited)	(unaudited)

Net sales	$3,399	$4,793
Cost of sales	(3,368)	(4,425)
Gross profit	31	368

Operating expenses:
Sales and marketing	742	655
General and administrative	1,659	1,128
Total operating expenses	2,401	1,783

Operating loss	(2,370)	(1,415)

Other income (expense):
Interest expense	(37)	(2)
Change in fair value of contingent consideration liability	1,254	-
Change in fair value of warrants	-	1,475
Interest income	1	18
Total other income (expense), net	1,218	1,491

(Loss) income before income taxes	(1,152)	76

Income tax benefit	346	645

Net (loss) income	$(806)	$721

(Loss) Earnings Per Share:

Basic	$(0.03)	$0.03
Diluted	$(0.03)	$0.02

Weighted Average Shares Outstanding:

Basic	26,619	26,049
Diluted	26,619	30,529

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND MARCH 31, 2009
(in thousands, except per share data)

	March 31, 2010	March 31, 2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(806)	$721
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Stock based compensation	246	145
Depreciation and amortization	90	101
Change in fair value of contingent consideration liability	(1,254)	-
Change in fair value of warrant liability	-	(1,475)
Deferred taxes	(351)	(679)
Changes in operating assets and liabilities:
Accounts receivable	2,151	522
Inventory	488	(41)
Prepaid expenses and other current assets	(181)	77
Costs and estimated earnings in excess of billings
on uncompleted contracts	(606)	(593)
Other receivables	(26)	(156)
Taxes receivable	(2)	-
Accounts payable	(1,606)	(439)
Accrued liabilities	(657)	(437)
Billings in excess of costs and estimated earnings
on uncompleted contracts	204	(454)
Taxes payable	(28)	105
Net cash used in operating activities	(2,338)	(2,602)
Cash flows from investing activities:
Acquisition of property and equipment	(18)	(35)
Net cash used in investing activities	(18)	(35)
Cash flows from financing activities:
Principal payments on borrowings	(153)	(55)
Proceeds from borrowings	173	-
Cost related to share registration	(53)	(70)
Net cash used by financing activities	(33)	(125)
Effect of foreign currency	(71)	(109)
Decrease in cash and cash equivalents	(2,460)	(2,871)
Cash and cash equivalents at beginning of period	3,792	5,770
Cash and cash equivalents at end of period	$1,332	$2,899

Supplemental cash flow information:
Interest paid	$31	$2
Taxes paid	$-	$9

Non-cash investing and financing activities:
Initial valuation of derivative liability	$-	$11,119
Issuance of notes to acquire equipment	$-	$39

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(in thousands) (unaudited)

	Common Stock		Series A - Preferred Stock		Series B - Preferred Stock		Additional Paid	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Loss	Total

Balance December 31, 2009	29,050	$3	3,500	$-	2,800	$-	$17,822	$(5,385)	$(282)	$12,158

Net loss								(806)		(806)
Foreign currency translation adjustment									(1,008)	(1,008)
Comprehensive loss										(1,814)
Stock based compensation	50						246			246
Cost related to share registration							(53)			(53)

Balance March 31, 2010	29,100	$3	3,500	$-	2,800	$-	$18,015	$(6,191)	$(1,290)	$10,537

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

1.             ORGANIZATION AND NATURE OF BUSINESS

Premier Power Renewable Energy, Inc., a Delaware corporation (the “Parent”), through its wholly owned subsidiaries, Premier Power Renewable Energy, Inc., a California corporation (“Premier Power California”), and Rupinvest Sarl (“Rupinvest”), and Premier Power California’s two wholly owned subsidiaries, Bright Future Technologies LLC (“Bright Future”) and Premier Power Sociedad Limitada (“Premier Power Spain”), and Rupinvest’s wholly owned subsidiary, Premier Power Italy S.p.A. (“Premier Power Italy”) (collectively the “Company”), designs, engineers, and installs photovoltaic systems in the United States, Italy, and Spain.

On June 16, 2009, the Company sold to Vision Opportunity Master Fund (“Vision”) 2.8 million shares of Series B Convertible Preferred Stock (bearing no liquidation preference, no coupon payments, and no redemption rights) in exchange for the cancellation of 3.5 million Series A and Series B warrants held by Vision, and $3 million in cash.  The cancellation of warrants resulted in the elimination of all the Company’s issued and outstanding warrants.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

On July 31, 2009, the Company purchased 100% of the issued and outstanding equity ownership of Rupinvest, a corporation duly organized and existing under the laws of Luxembourg, from Esdras Ltd., a corporation duly organized and existing under the laws of Cyprus (“Esdras”).  Rupinvest distributes, develops, and integrates ground mount and rooftop solar power systems in Italy through its then majority-owned subsidiary, Premier Power Italy (formerly known as ARCO Energy, SRL), a private limited liability company organized under the laws of Italy.  Prior to the closing, Rupinvest was a wholly owned subsidiary of Esdras.  The Company acquired 100% of the issued and outstanding equity ownership interest in Rupinvest from Esdras in exchange for: (a) a cash payment by us to Esdras in the amount of twelve thousand five hundred Euros (€12,500, or approximately $18,292); and (b) the potential transfer to Esdras of up to three million shares of  the Company’s restricted common stock, with the number of shares to be transferred, if any, to be calculated based on achieving certain sales by Premier Power Italy over a three-year period.  Pursuant to the closing of this transaction, the Company conducts operations in Italy through Premier Power Italy.  On December 31, 2009, Rupinvest purchased the remaining 10% interest of Premier Power Italy from Esdras at Esdras’ initial capital contribution per the Share Exchange Agreement, and Premier Power Italy became the wholly owned subsidiary of Rupinvest.

2.             SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information.  They should be read in conjunction with the consolidated financial statements and related notes to the Company’s consolidated financial statements for the years ended December 31, 2009 and 2008 appearing in the Company’s Form 10-K for the fiscal year ended December 31, 2009 that is filed with the Securities and Exchange Commission.  The March 31, 2010 and 2009 unaudited interim consolidated financial statements on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies.  Certain information and note disclosures normally included in the annual financial statements on Form 10-K have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading.  In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

The consolidated financial statements include the accounts of the Parent and its subsidiaries.  Intercompany balances, transactions, and cash flows are eliminated on consolidation.

Concentrations and Credit Risk – Two customers accounted for 10.9% and 10.2%, respectively, of the Company’s sales for the three months ended March 31, 2010.  Three customers accounted for 27%, 10%, and 9%, respectively, of the Company’s sales for the three months ended March 31, 2009.  Accounts receivable primarily consist of trade receivables and amounts due from state agencies and utilities for rebates on solar systems installed.  At March 31, 2010, the Company had three customers that accounted for 23.5%, 10.7%, and 8.5% of the Company’s accounts receivable.  At March 31, 2009, the Company had four customers that accounted for 20%, 18%, 17%, and 14% of the Company’s accounts receivable.  The Company monitors account balances and follows up with accounts that are past due as defined in the terms of the contract with the customer. To date, the Company’s losses on uncollectible accounts receivable have been immaterial. The Company maintains an allowance for doubtful accounts receivable based on the expected collectability of its accounts receivable. The allowance for doubtful accounts is based on assessments of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, the allowance for doubtful accounts is increased. The allowance for doubtful accounts was $0.2 million and $0.1 million as of March 31, 2010 and 2009, respectively.

The Company purchases its solar modules from a limited number of vendors but believes that in the event it is unable to purchase solar panels from these vendors, alternative sources of solar modules will be available.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates include revenue recognition and derivative instruments, allowance for doubtful accounts, warranty reserves, the estimated useful life of property and equipment, valuation of the contingent consideration liability and derivative instrument, and income taxes. Actual results could differ from those estimates.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand or in the bank and short-term investment securities with remaining maturities of 90 days or less at date of purchase. The Company maintains its cash in bank deposit accounts that, at times, may exceed the statutory insured limits of the jurisdiction in which the accounts are held.  The Company has not experienced any losses on these investments. At March 31, 2010, the Company had $0.6 million in cash in bank accounts in excess of the various deposit insurance limits of the jurisdictions in which the balances were held.

Inventories – Inventories, consisting of raw materials and finished goods, are recorded using the average cost method and are carried at the lower of cost or market.

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

Goodwill and Other Intangible Assets – The Company does not amortize goodwill, but rather tests goodwill for impairment at least annually. We determine the fair value using a weighted market and income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we calculate the fair value of the reporting unit using selected comparable companies’ revenue multiples and apply an average of such companies’ multiples to the Company’s revenue. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and we recognize an impairment of loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income. We did not recognize any goodwill impairment charges for the three months ended March 31, 2010 and 2009.  Intangible assets, consisting of a customer list, trademarks, and an employee contract, are amortized over their estimated useful lives ranging from 2-17 years.

Fair Value of Financial Instruments – The carrying value reported for cash equivalents, accounts receivable, prepaid expenses, other receivables, accounts payable, and accrued liabilities approximated their respective fair values at each balance sheet date due to the short-term maturity of these financial instruments.  The fair value of the contingent consideration liability and our borrowings have been determined in accordance with the methodology as disclosed in Note 16.

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

Revenue related to distribution sales is recognized when we have received either a purchase order or contract, deem delivery of product to have occurred, when the title and risk of ownership have passed to the buyer and we determine that collection is probable.  The Company considers the risk of ownership to have passed when payment and segregation has occurred.

Advertising – The Company expenses advertising costs as they are incurred. Advertising costs were $0.1 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively.

Product Warranties – The Company warrants its projects for labor and materials associated with its installations.  The Company’s warranty is ten years in California and generally five to ten years elsewhere in the U.S. depending upon each state’s specific requirements.  Premier Power Italy provides a ten year warranty covering the labor and materials associated with its installations.  Premier Power Spain provides a one year warranty for all contracts signed after December 31, 2006.  Since the Company does not have sufficient historical data to estimate its exposure, we have looked to our historical data and the historical data reported by a peer company solar system installer.  Solar panels and inverters are warranted by the manufacturer for 25 years and 10 years, respectively.  Activity in the Company’s accrued warranty reserve for the three months ended March 31, 2010 and 2009 were as follows:

	March 31,
	2010	2009
	(in thousands)
Beginning accrued warranty balance	$359	$367

Accruals related to warranties issued during period	23	113

Reduction for labor payments and claims made under the warranty	(27)	(148)

Ending accrued warranty balance	$355	$332

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

Foreign Currency – The functional currency of Premier Power Italy and Premier Power Spain is the Euro. Their assets and liabilities are translated at year-end exchange rates including goodwill, except for certain non-monetary balances, which are translated at historical rates. All income and expense amounts of Premier Power Italy and Premier Power Spain are translated at average exchange rates for the respective period. Translation gains and losses are not included in determining net income but are accumulated in a separate component of shareholders’ equity. Foreign currency transaction gains and losses are included in the determination of net income (loss) in the period in which they occur. For the three months ended March 31, 2010 and 2009, the foreign currency transaction gain was $0.08 million and $0.04 million, respectively.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

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

Contingent Consideration Liability – In connection with the acquisition of Rupinvest, contingent consideration liability of approximately $12 million was recorded at the time of the purchase. The contingent consideration liability relates to the contingent issuance of 3 million shares to the sellers of Rupinvest. In accordance with FASB ASC 820, the Company estimates the fair value of the contingent consideration liability at each reporting period, with changes in the estimated fair value recorded in income.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures (ASU 2010-06) to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. Levels 1, 2 and 3 of fair value measurements are defined in Note 17 below. We are currently evaluating the impact of its pending adoption on our consolidated financial statements.
.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

In February 2010, the FASB issued an update to Subsequent Events (ASC 855), which amends the previous definition of an SEC filer and removed the requirement that an SEC filer disclose the date through which subsequent events have been evaluated in both issued and revised financial statements.  Subsequent Events defines the period after the balance sheet date that entities should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and establishes the circumstances under which entities should recognize and the disclosures that should be made about events or transactions that occur after the balance sheet date. The Company has adopted this guidance with no material impact to our consolidated financial statements.

In April 2010, the FASB issued an update to Compensation-Stock Compensation (ASC 718), which clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if the award otherwise qualifies as equity.  The standard is effective for interim and annual periods ending after December 15, 2010 and should be applied prospectively. The adoption of this standard is not expected to have a material impact to our consolidated financial statements.

In June 2009, the FASB issued FASB ASC 810 (SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). FASB ASC 810 applies to FASB ASC 105 entities and is effective for annual financial periods beginning after November 15, 2009 and for interim periods within those years. Earlier application is prohibited. A calendar year-end company must adopt this statement as of January 1, 2010. The Company has adopted this guidance with no material impact to our consolidated financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

In June 2009, the FASB issued FASB ASC 860 (SFAS No. 166, “Accounting for Transfer s of Financial Assets-an amendment of FASB Statement No. 140”). FASB ASC 860 applies to all entities and is effective for annual financial periods beginning after November 15, 2009 and for interim periods within those years. Earlier application is prohibited. A calendar year-end company must adopt this statement as of January 1, 2010. This statement retains many of the criteria of FASB ASC 860 (FASB 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”) to determine whether a transfer of financial assets qualifies for sale accounting, but there are some significant changes as discussed in the statement. Its disclosure and measurement requirements apply to all transfers of financial assets occurring on or after the effective date. Its disclosure requirements, however, apply to transfers that occurred both before and after the effective date. In addition, because FASB ASC 860 eliminates the consolidation exemption for Qualifying Special Purpose Entities, a company will have to analyze all existing QSPEs to determine whether they must be consolidated under FASB ASC 810. The Company has adopted this guidance with no material impact to our consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value.” ASU 2009-05 applies to all entities that measure liabilities at fair value within the scope of FASB ASC 820, “Fair Value Measurements and Disclosures.”  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance, October 1, 2009 for the Company. The Company has adopted this guidance with no material impact to our consolidated financial statements.

In August 2009, an update was made to Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value.”  This update permits entities to measure the fair value of liabilities, in circumstances in which a quoted price in an active market for an identical liability is not available, using a valuation technique that uses a quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets or the income or market approach that is consistent with the principles of Fair Value Measurements and Disclosures.   Effective upon issuance, the Company has adopted this guidance with no material impact to our consolidated financial statements.

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

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

	Three Months Ended March 31,
	2010	2009
	(in thousands, except per share data)
Net (loss) income	$(806)	$721
Earnings Per Share:
Basic	($0.03)	$0.03
Diluted	($0.03)	$0.02
Weighted Average Shares Outstanding:
Basic	26,619	26,049
Diluted effect of convertible preferred stock, series A	-	3,500
Diluted effect of warrants	-	980
Diluted	26,619	30,529

At March 31, 2010 and 2009, there were stock options for 1,922,729 and 1,142,479 shares of common stock, respectively, which were anti-dilutive as their weighted average exercise price exceeded the average market price of the Company’s common stock.  For the three months ended March 31, 2010 and 2009, there were 6,300,000 and 0, respectively, of potentially dilutive shares of common stock excluded from the computation of diluted earnings per share as their effect was anti-dilutive.

4.             INTANGIBLE ASSETS

Intangibles consist of amortizing intangibles and goodwill. At March 31, 2010 and December 31, 2009, such amounts were as follows:

	March 31, 2010	December 31, 2009
Amortizing Intangibles	(in thousands)
Trademark	$801	$814
Customer List	75	89
Employee contract	45	67
	921	970
Goodwill	11,532	12,254
	$12,453	$13,224

Amortization periods for the intangibles are as follows: trademark – 17 years, customer list – 3 years, and employee contract – 2 years. Amortization for the three months ended March 31, 2010 and 2009 was $0.04 million and $0.06 million, respectively.  Accumulated amortization was $0.3 million and $0.1 million at March 31, 2010 and 2009, respectively. The change of $0.7 million for the three months ended March 31, 2010 was due to changes in foreign currency translation rates.

The Company expects amortization expense for the next five years to be as follows (in thousands):

Year	Amount
2010	$109
2011	85
2012	71
2013	52
2014	52

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

5.             PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2010	December 31, 2009
	(in thousands)
Equipment	$217	$217
Furniture and computers	202	204
Vehicles	650	651
	1,069	1,072
Less: accumulated depreciation	(499)	(457)
	$570	$615

Depreciation expense was $0.05 million and $0.04 million for the three months ended March 31, 2010 and 2009, respectively.

6.             ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2010	December 31, 2009
	(in thousands)
Payroll	$464	$363
Warranty reserve	355	359
Accrued subcontractors	301	998
Other operational accruals	169	147
Sales and local taxes	57	176
	$1,346	$2,043

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

7.           INCOME TAXES

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates.  Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to state taxes and earnings considered as indefinitely reinvested in foreign operations.  Our effective tax rate was 30.5% and 47.2% for the three months ended March 31, 2010 and 2009, respectively.

Our net deferred tax assets increased from $1.8 million as of December 31, 2009 to $2.1 million as of March 31, 2010, primarily as a result of losses incurred for the first three months of the 2010 fiscal year.  The Company believes it is more likely than not that the net deferred tax assets will be realized in the foreseeable future.  Realization of our net deferred tax assets is dependent upon our generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards, and tax credit carryforwards.  The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

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

8.             BORROWINGS

Notes Payable

Notes payable were $0.8 million and $0.6 million at March 31, 2010 and December 31, 2009, respectively.  Notes payable of $0.1 million are secured by vehicles and have maturities through 2014.  Additionally, we have $0.2 million short term unsecured notes associated with various insurance policies.  The annual interest rates on the notes range from 2.9% to 6.4%. Premier Power Spain has two unsecured loans for $0.5 million with Instituto de Crédito Oficial as of March 31, 2010, with the first payment due on December 18, 2010 and the other due June 18, 2011 each additional payment due six months thereafter until June 18, 2012, which is the last payment due date.  Payment amounts are $0.1 million each.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

Lines of Credit

On July 13, 2009, the Company entered into a loan agreement with Umpqua Bank, an Oregon corporation, for a line of credit of up to $12 million, maturing on July 13, 2011.  The loan agreement provides for an initial line of credit of $7 million, provided, however, that the Company may request no more than twice prior to the maturity date that the line of credit be increased to an amount not to exceed $12 million in the event the Company acquires another subsidiary and require additional working capital for such subsidiary.  The line of credit is secured by the Parent’s assets and by the assets of Premier Power California and Bright Future.  The line of credit bears interest at the prime rate, provided, however, that the interest rate will not be less than five percent (5%) per annum.  At March 31, 2010, the interest rate was 5%. As of March 31, 2010, there was $1.4 million outstanding under the agreement with Umpqua Bank.  Additionally, certain financial ratios under the agreement with Umpqua Bank restricts the amount that we can borrow.

The loan agreement with Umpqua Bank contains the following financial condition covenants:  (i) minimum debt service charge, (ii) minimum current ratio, (iii) maximum debt-to-tangible net worth ratio, and (iv) minimum tangible net worth.  Under the loan agreement, the Company is also subject to customary non-financial covenants including limitations on secured indebtedness and limitations on dividends and other restricted payments.  As of March 31, 2010, the Company was out of compliance with the minimum current ratio and the maximum debt-to-tangible net worth ratio.  These ratios did not take into account our contingent consideration liability as described in Note 12 below.  The bank is aware of the non-compliance and has not waived the non-compliance.  The bank has indicated that it does not intend to issue a notice of default, nor institute default rates, nor cut funding under the line.  We are in discussions with the bank to redefine the financial covenants to account for the contingent consideration liability; in the event, however, that the bank does subject the Company to default provisions, our interest rate would increase to 5% above the then-current rate and our ability to borrow would be limited.  Additionally, the bank has the right to request repayment of all outstanding obligations.  We believe that our current cash balances and the anticipated increase from operating cash flows resulting from increased collections from accounts receivable are sufficient to meet working capital needs should the bank issue a notice of default and demand repayment of all obligations or cut off funding under the line.  We do not expect any of these events to occur, though, and believe we have the ability to comply with these covenants once the financial covenants are redefined.  Without the redefinition of terms, we are unable to comply with the current ratios with which we are out of compliance.

The future principle payments on these balances as of March 31, 2010 are as follows:

(in thousands)
2010	$1,704
2011	296
2012	206
2013	6
2014	3
$2,215

9.           EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock, par value $ 0.0001 per share (“Preferred Stock”). The Preferred Stock may be issued from time to time in series having such designated preferences and rights and qualifications and to such limitations as the Board of Directors may determine.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

The Company has designated 5,000,000 shares of Preferred Stock as Series A Convertible Preferred Stock (“Series A Stock”).  The holders of Series A Stock have no voting rights except with regards to certain corporate events, enjoys a $2.40 liquidation preference per share, subject to adjustment, over holders of common stock, and may convert each share of Series A Stock into one share of common stock at any time.  Series A stock converts automatically upon the occurrence of an offering meeting certain criteria.  Holders of the Series A Stock have certain redemption rights.  The Company has determined that the events triggering such rights are either in control of the Company or in the case of such events where the Company is not deemed to exercise control; the redemption right is limited to the ability to convert into shares of the Company’s common stock.  As of March 31, 2010 and 2009, there were 3,500,000 shares of Series A Stock outstanding.

The Company has designated 2,800,000 shares of Preferred Stock as Series B Convertible Preferred Stock (“Series B Stock”).  The holders of   Series B Stock have no voting rights except with regards to certain corporate events and may convert each share of Series B Stock into one share of common stock at any time. Series B stock converts automatically upon the occurrence of an offering meeting certain criteria.  Holders of the Series B Stock have certain redemption rights.  The Company has determined that the events triggering such rights are either in control of the Company or in the case of such events where the Company is not deemed to exercise control; the redemption right is limited to the ability to convert into shares of the Company’s common stock.  As of March 31, 2010 and 2009, there were 2,800,000 and 0 Series B Stock outstanding, respectively.

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

In September 2008, the Company issued 3,500,000 units, consisting each of 1 share of Series A Stock, ½ of a Series A Warrant, and ½ of a Series B Warrant, in exchange for $7,000,000 in gross proceeds. The fair value of the Series A Stock was calculated based on the estimated fair value and underlying number of common shares it would convert into at the time of the transaction. The estimated fair value of our common stock on the transaction date was $.42 per share, and the Series A Stock would have converted into 3,500,000 shares of common stock, thus deriving a fair value of $1,475,000 for the underlying common stock.

10.           RELATED PARTY TRANSACTIONS

Certain stockholders have guaranteed certain obligations under the Company’s borrowings and operating leases.

 11.             COMMITMENTS AND CONTINGENCIES

Premier Power Spain is party to three non-cancelable leases for operating facilities in Navarro, Madrid, and Barcelona, Spain, which expire in 2012, 2013, and 2014, respectively.  Premier Power Italy is party to a non-cancelable lease for operating facilities in Campobasso, Italy, which expires in 2015.  Premier Power California is party to a non-cancelable lease for operating facilities in Redlands, California, which expires in 2010.  These leases provide for annual rent increases tied to the Consumer Price Index. The leases require the following payments as of March 31, 2010, subject to annual adjustment, if any:

(in thousands)
2010	$73
2011	74
2012	66
2013	55
2014	30
Thereafter	17
$315

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

We are not currently involved in any material legal proceedings, and we are not aware of any material legal proceedings pending or threatened against us. We are also not aware of any material legal proceedings involving any of our directors, officers, or affiliates or any owner of record or beneficially of more than 5% of any class of our voting securities.

12.           CONTINGENT CONSIDERATION LIABILITY

In connection with the acquisition of Rupinvest, contingent consideration liability of approximately $12.0 million was recorded at the time of the purchase to reflect the estimated fair value of 3 million contingently issuable shares of the Company’s common stock.

The conditions that must be met and the amount of the 3 million shares, if any, to be issued are described below:

(i)
375,000 shares for each ten million Euros ( € 10 million, or approximately $14.2 million) worth of net sales  achieved by Premier Power Italy from July 9, 2009, the escrow opening date, to December 31, 2009 (the “First Issuance ”), with the maximum number of shares released as part of the First Issuance to be 1,500,000 shares (any number of shares not issuable as part of the First Issuance solely due to the fact that the 1,500,000 shares threshold was exceeded is hereinafter referred to as the “ Excess Issuable Amount ” );

(ii)
50% of the Excess Issuable Amount, if any, plus 200,000 shares for each ten million Euros ( € 10 million, or approximately $14.2 million) worth of net sales achieved by Premier Power Italy from January 1, 2010 to December 31, 2010 (the “Second Issuance) ”). The maximum combined number of shares to be released as part of the First Issuance and the Second Issuance, in the aggregate, shall not exceed 3,000,000 shares; and

(iii)
100,000 shares for each ten million Euros ( € 10 million, or approximately $14.2 million) worth of net sales achieved by Premier Power Italy from January 1, 2011 to December 31, 2011 (the “Third Issuance ”). The maximum combined number of shares to be released as part of the First Issuance, the Second Issuance, and the Third issuance, in the aggregate, shall not exceed 3,000,000 shares.

At March 31, 2010 and December 31, 2009, the Company estimated the fair value of the contingent consideration liability at $6,471,000 and $7,725,000, respectively, assuming 2,724,270 and 2,801,875 shares of its common stock, respectively, would be issued, a share price of $2.45 and $2.75, respectively, transaction costs, and its determination that the adjustment for counterparty performance risk of $224,000 was taken into consideration at March 31, 2010.   As of March 31, 2010, the Company determined the amount of earnable shares by the seller was approximately 560,000 for period ended December 31, 2009.

13.           DERIVATIVE INSTRUMENT

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

The Company recorded a warrant liability in the amount of $11.1 million upon adoption of FASB ASC 815.  The liability was then adjusted to fair value, $9.6 million as of March 31, 2009, resulting in a decrease in the liability and other income of $1.5 million for the three months ended March 31, 2009.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

The Company recorded the following cumulative effect of change in accounting principle pursuant to its adoption of EITF 07-05 as of January 1, 2009:

	Other	Other	Retained
	Paid-In-Capital	Current Liability	Earnings
	(in thousands)
Record January 1, 2009, derivative instrument liability related to warrants	$-	$11,119	$-
Record January 1, 2009, the reversal of prior accounting related warrants	(1,794)	-	(9,325)
	$(1,794)	$11,119	$(9,325)

The Company used the Black-Scholes pricing model to calculate fair value of its warrant liability. Key assumptions used are as follows:

Number of Shares included in Warrant	Dividend Yield	Volatility	Risk-Free Rate	Expected Life (in years)	Stock Price

1,750,000	0.0%	95.0%	4.5%	4.0	$2.50

1,750,000	0.0%	95.0%	4.5%	4.0	$3.00

14.           STOCK-BASED COMPENSATION EXPENSE AND VALUATION OF STOCK OPTIONS AND RESTRICTED STOCK-BASED AWARDS

The Company’s 2008 Equity Incentive Plan (the “Incentive Plan”) provides for the issuance of incentive stock options and non-statutory stock options. The board of directors determines to whom grants are made and the vesting, timing, amounts, and other terms of such grants, subject to the terms of the Incentive Plan. Incentive stock options may be granted only to employees of the Company, while non-statutory stock options may be granted to the Company’s employees, officers, directors, certain consultants, and certain advisors. Options under the Incentive Plan vest as determined by the Board.  The term of the options granted under the Incentive Plan may not exceed 10 years, and the maximum number of shares of common stock that may be issued pursuant to stock options and stock awards granted under the Incentive Plan is 2,951,875 shares in the aggregate. The Company granted 602,000 options in the three months ended March 31, 2010.  An aggregate of 1,922,729 stock options (net of forfeitures) were outstanding under the Incentive Plan as of March 31, 2010.

Restricted stock awards granted under the Incentive Plan are independent of option grants and are subject to restrictions.  Awards, which have been issued since 2009, are subject to forfeiture if employment or services are terminated prior to the release of restrictions, which generally occurs on a ratable basis over three to four years from the date of grant.  The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restriction lapse. At March 31, 2010 and 2009, there were an aggregate of 150,500 and 150,000, respectively, stock awards outstanding.

Stock-based compensation is included in the following operating expense line items in our consolidated statement of operations:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Cost of sales	$90	$47
Sales and marketing	25	30
General and administrative	131	68
	$246	$145

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

We estimate the fair value of our stock option grants using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility.  Changes in the input assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense.  The fair values of our stock options were estimated at the date of grant.  The weighted average input assumptions used and resulting fair values were as follows for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Expected volatitity	83.44%	93.60%
Expected dividend	0%	0%
Expected term	6.5 years	6.5 years
Risk-free interest rate	2.71%	1.88%
Weighted-average fair value per share	$1.60	3.32

Valuation and Amortization Method — The estimated fair value of stock options is amortized over the requisite service periods of the awards, which is generally the vesting period. Stock options typically have a ten-year life from date of grant and vesting periods of three to five years. The fair value of the Company’s restricted stock award is based on its value as determined by market prices of the Company’s stock on the date of grant. Compensation expense is recognized on a straight-line basis over the respective vesting period.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

Expected Volatility — Because there is minimal history of stock price returns, the Company does not have sufficient historical volatility data for its stock option grants. Accordingly, the Company has chosen to use rates for similar publicly traded U.S.-based competitors to calculate the volatility for its granted options.

Expected Dividend — The Company has never paid dividends on its common shares and currently does not intend to do so.  Accordingly, the dividend yield percentage is zero for all periods.

Expected Term — The Company’s expected term represents the period that the Company’s stock options are expected to be outstanding. For awards granted subject only to service vesting requirements, the Company utilizes the simplified method under the provisions of FASB ASC 718-10-S99-1 (Staff Accounting Bulletin No. 107) for estimating the expected term of the stock options.

Risk-Free Interest Rate — The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method upon the implied yield curve currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

 15.           EMPLOYEE BENEFITS

The Company has a 401(k) Plan for its employees. Employees are eligible to make contributions when they attain an age of twenty-one and have completed at least one year of service. The Company makes discretionary matching contributions to employees who qualify for the Plan and were employed on the last day of the Plan year. Such contributions totaled $0 and $12 thousand for the three months ended March 31, 2010 and 2009, respectively. Employees are vested 100% after 3 years of service. Neither Bright Future, Premier Power Italy, nor Premier Power Spain offers defined contribution or defined benefit plans to employees.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

16.           FAIR VALUE OF FINANCIAL INSTRUMENTS

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

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The table below sets forth the Company’s Level 3 financial assets and liabilities that are accounted for at fair value:

	March 31, 2010			December 31, 2009
	(in thousands)			(in thousands)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities: Contingent consideration	$-	$-	$6,471	$-	$-	$7,725

Contingent Consideration Liability
(in thousands)

Beginning balance	$7,725
Total gain recognized	(1,254)
Ending balance	$6,471

    PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
 (unaudited)

17.           CONTINGENCIES

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

18.           SEGMENT INFORMATION

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

•
United States – consists of (i) commercial ground mount or rooftop solar energy projects generally ranging from 100kWh to 20MW provided to corporate, municipal, agricultural, and utility customers and (ii) residential that consists mainly of rooftop solar installations generally ranging from 5kWh to 40kWh provided to residential customers primarily in California and New Jersey.

•	Italy – consists of distribution, ground mount, roof mount, and solar power plant installations.

•	Spain – consists of rooftop solar installations generally ranging 5kWh to 1MW provided primarily to businesses that own commercial buildings or warehouses.

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

	Three Months Ended March 31, 2010
	United States	Italy	Spain	Total
	(in thousands)
Net sales	$971	$926	$1,502	$3,399
Cost of sales	(1,184)	(976)	(1,208)	(3,368)
Gross profit	$(213)	$(50)	$294	31
Total operating expenses				2,401
Operating loss				$(2,370)

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
 (unaudited)

	(Restated) Three Months Ended March 31, 2009
	United States	Spain	Total
	(in thousands)
Net sales	$2,396	$2,397	$4,793
Cost of sales	(2,466)	(1,959)	(4,425)
Gross profit	$(70)	$438	368
Total operating expenses			1,783
Operating loss			$(1,415)

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Net sales
United States	$971	$2,396
Italy	926	-
Spain	1,502	2,397
	$3,399	$4,793

At March 31, 2010 and 2009, property and equipment located in the United States, net of accumulated depreciation and amortization was approximately $0.3 million and $0.4 million, respectively.  At March 31, 2010 and 2009, property and equipment located in foreign countries, net of accumulated depreciation and amortization was approximately $0.3 million and $0.1 million, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis of the results of operations and financial condition of Premier Power Renewable Energy, Inc. should be read in conjunction with the financial statements included in this report and the notes to those financial statements. References to “we,” “our,” or “us” in this section refers to the Company and its subsidiaries. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those included in the “Risk Factors” section of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are a developer, designer, and integrator of solar energy solutions. We develop, market, sell, and maintain solar energy systems for residential, agricultural, commercial, industrial customers in North America and Spain through Bright Future and Premier Power Spain, both of which are wholly owned subsidiaries of Premier Power California, which is our wholly owned subsidiary. We also distribute solar modules and develop and integrate ground mount and rooftop solar power systems in Italy through Premier Power Italy, the wholly owned subsidiary of Rupinvest, which is our wholly owned subsidiary. We use solar components from the solar industry’s leading suppliers and manufacturers such as GE, Sharp, Kyocera, Power One, Fronius, Watsun, and SunPower Corporation.  Our profitability is primarily dependent upon revenue from sales to commercial, governmental, residential, and equity fund customers.

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

On July 31, 2009, we purchased 100% of the issued and outstanding equity ownership of Rupinvest from Esdras. The terms of the transaction are set forth in a Share Exchange Agreement entered into on June 3, 2009 between the Company, Rupinvest, and Esdras.  Prior to the closing, Rupinvest was a wholly owned subsidiary of Esdras.  We acquired Rupinvest from Esdras in exchange for (i) a cash payment by us to Esdras in the amount of €12,500 (approximately $18,292) and (ii) the potential transfer to Esdras of up to 3 million shares of our common stock, with the number of shares to be transferred, if any, to be calculated based on achieving certain sales and gross margin goals by Premier Power Italy, Rupinvest’s subsidiary, over a three-year period. Pursuant to the terms of the transaction, we also made a capital contribution in the amount of one million, €1,125,000 (approximately $1,580,063) into Premier Power Italy.

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

            While our significant accounting policies are more fully described in the footnotes to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid the reader in fully understanding and evaluating this discussion and analysis;

Basis of Presentation – The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information.  They should be read in conjunction with the financial statements and related notes to the Company’s financial statements for the years ended December 31, 2009 and 2008 appearing in the Company’s Form 10-K for the fiscal year ended December 31, 2009 that is filed with the Securities and Exchange Commission.  The March 31, 2010 and 2009 unaudited interim consolidated financial statements on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies.  Certain information and note disclosures normally included in the annual financial statements on Form 10-K have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading.  In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

The consolidated financial statements include the accounts of the Parent and its subsidiaries.  Intercompany balances, transactions, and cash flows are eliminated on consolidation.

Inventories – Inventories, consisting of raw materials and finished goods, are recorded using the average cost method and are carried at the lower of cost or market.

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

Goodwill and Other Intangible Assets – The Company does not amortize goodwill, but rather tests goodwill for impairment at least annually. We determine the fair value of our reporting units using a weighted market and income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we calculate the fair value of the reporting unit using selected comparable companies’ revenue multiples and apply an average of such companies’ multiples to the Company’s revenue. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and we recognize an impairment of loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income. We did not recognize any goodwill impairment charges for the three months ended March 31, 2010 and 2009.  Intangible assets, consisting of a customer list, trademarks, and an employee contract, are amortized over their estimated useful lives ranging from 2-17 years.

Fair Value of Financial Instruments – The carrying value reported for cash equivalents, accounts receivable, prepaid expenses, other receivables, accounts payable and accrued liabilities approximated their respective fair values at each balance sheet date due to the short-term maturity of these financial instruments.  The fair value of the contingent consideration liability and our borrowings have been determined in accordance with the methodology as disclosed in Note 16 to our consolidated financial statements.

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

Revenue related to distribution sales is recognized when we have received either a purchase order or contract, deem delivery of product to have occurred, when the title and risk of ownership have passed to the buyer and we determine that collection is probable.   The Company considers the risk of ownership to have passed when payment and segregation has occurred.

Product Warranties – The Company warrants its projects for labor and materials associated with its installations.  The Company’s warranty is ten years in California and generally five to ten years elsewhere in the U.S. depending upon each state’s specific requirements.  Premier Power Italy provides a ten year warranty covering the labor and materials associated with its installations.  Premier Power Spain provides a one year warranty for all contracts signed after December 31, 2006.  Since the Company does not have sufficient historical data to estimate its exposure, we have looked to our historical data and the historical data reported by a peer company solar system installer.  Solar panels and inverters are warranted by the manufacturer for 25 years and 10 years, respectively.

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

Contingent Consideration Liability – In connection with the acquisition of Rupinvest, contingent consideration liability of approximately $12 million was recorded at the time of the purchase. The contingent consideration liability relates to the contingent issuance of 3 million shares to the sellers of Rupinvest. In accordance with FASB ASC 820, the Company estimates the fair value of the contingent consideration liability at each reporting period, with changes in the estimated fair value recorded in income.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures (ASU 2010-06) to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. Levels 1, 2 and 3 of fair value measurements are defined in Note 17 below. We are currently evaluating the impact of its pending adoption on our consolidated financial statements.

In February 2010, the FASB issued an update to Subsequent Events (ASC 855), which amends the previous definition of an SEC filer and removed the requirement that an SEC filer disclose the date through which subsequent events have been evaluated in both issued and revised financial statements.  Subsequent Events defines the period after the balance sheet date that entities should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and establishes the circumstances under which entities should recognize and the disclosures that should be made about events or transactions that occur after the balance sheet date. Effective for interim and annual periods ending after June 15, 2009, the Company has adopted this guidance with no material impact to our consolidated financial statements.

  In April 2010, the FASB issued an update to Compensation-Stock Compensation (ASC 718), which clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if the award otherwise qualifies as equity.  The standard is effective for interim and annual periods ending after December 15, 2010 and should be applied prospectively.  The adoption of this standard is not expected to have a material impact to our consolidated financial statements.

In June 2009, the FASB issued FASB ASC 810 (SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). FASB ASC 810 applies to FASB ASC 105 entities and is effective for annual financial periods beginning after November 15, 2009 and for interim periods within those years. Earlier application is prohibited. A calendar year-end company must adopt this statement as of January 1, 2010.  The Company has adopted this guidance with no material impact to our consolidated financial statements.

In June 2009, the FASB issued FASB ASC 860 (SFAS No. 166, “Accounting for Transfer s of Financial Assets-an amendment of FASB Statement No. 140”). FASB ASC 860 applies to all entities and is effective for annual financial periods beginning after November 15, 2009 and for interim periods within those years. Earlier application is prohibited. A calendar year-end company must adopt this statement as of January 1, 2010. This statement retains many of the criteria of FASB ASC 860 (FASB 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”) to determine whether a transfer of financial assets qualifies for sale accounting, but there are some significant changes as discussed in the statement. Its disclosure and measurement requirements apply to all transfers of financial assets occurring on or after the effective date. Its disclosure requirements, however, apply to transfers that occurred both before and after the effective date. In addition, because FASB ASC 860 eliminates the consolidation exemption for Qualifying Special Purpose Entities, a company will have to analyze all existing QSPEs to determine whether they must be consolidated under FASB ASC 810. The Company has adopted this guidance with no material impact to our consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value.”  ASU 2009-05 applies to all entities that measure liabilities at fair value within the scope of FASB ASC 820, “Fair Value Measurements and Disclosures.”  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance, October 1, 2009 for the Company. The Company has adopted this guidance with no material impact to our consolidated financial statements.

In August 2009, an update was made to Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value.”  This update permits entities to measure the fair value of liabilities, in circumstances in which a quoted price in an active market for an identical liability is not available, using a valuation technique that uses a quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets or the income or market approach that is consistent with the principles of Fair Value Measurements and Disclosures.  Effective upon issuance, the Company has adopted this guidance with no material impact to our consolidated financial statements.

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

Results of Operations

Comparison of Three Months Ended March 31, 2010 and March 31, 2009

Our net sales for the three months ended March 31, 2010 were $3.4 million, a decrease of $1.4 million, or 29%, from the prior year period.  U.S. net sales were $1.0 million for the three months ended March 31, 2010, a decrease of $1.4 million, or 59% from the prior year period.  Our Italian operations provided $0.9 million of net sales for the three months ended March 31, 2010.  There were no Italian operations for the three months ended March 31, 2009.  Spain’s net sales were $1.5 million for the three months ended March 31, 2010, a decrease of $0.9 million, or 37% from the prior year period.

We had a net loss for the three months ended March 31, 2010 of $0.8 million, or $(0.03) per share, compared to net income of $0.7 million, or $0.03 per share, for three months ended March 31, 2009.  An adjustment to fair value of the contingent consideration liability of $1.3 million reduced the loss for the three months ended March 31, 2010.  Net income included $1.5 million for the change in fair value of warrants for the three months ended March 31, 2009.  Cost of sales decreased $1.0 million, or 24%, for the three months ended March 31, 2010, compared to the prior year period.  The decrease is primarily a result of lower sales.  Operating expenses increased by $0.6 million, or 35%, for the three months ended March 31, 2010, as compared to the prior year period, due primarily to the inclusion of the operating expenses of Premier Power Italy.

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009	Change %
Net sales
United States	$971	$2,396	(59)%
Italy	926	-	-%
Spain	1,502	2,397	(37)%
	$3,399	$4,793	(29)%

Our net sales include revenue recognized under installation contracts using the percentage of completion method of accounting.  Additionally, for the three months ended March 31, 2010, we derived sales from our distribution business of $0.8 million in Italy, which accounted for 76% of our total Italian revenue.  The decrease in net sales in the United States is largely the result of, the financial crisis resulting in tightened lending and access to cash from banks for our customers, which slowed business development dramatically in the last year and produced decreased levels of available project finance.  The addition of our Italian net sales is a result of the acquisition of our Italian subsidiary in the third quarter of 2009.  The decrease in our Spanish market is largely the result of a more protracted sales process resulting from new permitting laws implemented during 2009 in Spain that have taken permit timing from as little as one month to more than 6 months.  We do not, however, expect the decrease in consolidated net sales to continue in 2010.

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009	Change %
Cost of Sales
United States	$1,184	$2,466	(52)%
Italy	976	-
Spain	1,208	1,959	(38)%
	$3,368	$4,425	(24)%

Share-based compensation included above	$90	$47	91%

Gross Margin Percentage
United States	-21.9%	-2.9%
Italy	-5.4%	-%
Spain	19.6%	18.3%
	0.9%	7.7%

Cost of sales include all direct material and labor costs attributable to a project as well as certain indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs.  Cost of sales for the U.S. decreased $1.3 million, or 52%, for the three months ended March 31, 2010, compared to the prior year period.  The decrease was primarily the result of cost reductions and lower sales.  U.S. gross margin decreased to negative 21.9% due to the insufficient volume of net sales to cover fixed operational costs and the increased competitive nature of the industry as a result of lower U.S. energy incentives.  The gross margin for our Italian operations was negative 5.4% as a result of limited construction contracts, and the quarter’s distribution sales were not sufficient to cover fixed operational costs.  Typically, large scale solar projects contribute to our Italian gross margins, and none was recognized in the three months ended March 31, 2010.  Cost of sales for our Spanish operations decreased $0.8 million, or 38%, for the three months ended March 31, 2010 compared to the prior year.  The decrease was primarily the result of a decrease in net sales.  The gross margin for our Spanish operations increased slightly to 19.6% and remains competitive in the marketplace. We expect our margins to turn positive in 2010 based on our current pipeline.

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009	Change %
Sales and marketing expenses	$742	$655	13%
General and administrative expenses	$1,659	$1,128	47%
As a percent of net sales
Sales and marketing expenses	21.8%	13.7%
General and administrative expenses	48.8%	23.5%
Share-Based Compensation Included Above:
Sales and marketing expenses	$25	$30	(17)%
General and administrative expenses	$131	$68	93%

Sales and Marketing Expense

Sales and marketing expenses consist primarily of personnel costs and costs related our sales force and marketing staff.  They also include expenses relating to advertising, brand building, marketing promotions and trade show events, lead generation, and travel.  Commissions are due and payable when customer payment is received.  Sales and marketing expense for the three months ended March 31, 2010 increased $0.1 million, or 19% compared to the prior period, due to the addition of our Italian operations and an expense of $0.2 million for an investor relations campaign.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources, and other administrative functions.  They also include professional service fees, bad debt expense, and other corporate expenses and related overhead.  General and administrative expenses increased by $0.5 million, or 38%, for the three months ended March 31, 2010 compared to the prior period.  The increase was attributable to the addition of our Italian operations and an increase in auditing and legal professional service fees of $0.2 million.

Operating loss

As a result of the above factors, operating loss was $2.4 million for the three months ended March 31, 2010 compared to $1.4 for the three months ended March 31, 2009.  The combined effect of decreased sales revenue in a challenging economic environment and the addition of our Italian operations resulted in a higher operating loss in 2010 as compared to 2009.

Other Income and Expenses

Other income and expense consists of change in fair value of financial instruments, interest income, interest expense, and other income (expense).  Change in fair value of financial instruments consists of gain on the fair value and cancellation of warrant liability in 2009 and changes in the fair value of the contingent consideration liability in 2010.

Income Tax Benefit

Our effective tax rate was 30.5% and 47.2% for the three months ended March 31, 2010, and 2009, respectively.  The effective tax rate in the three months ended March 31, 2010 differed from the federal statutory rate of 34% primarily due to the recognition of net operating losses.

LIQUIDITY

Cash Flows

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Net cash used in operating activities	$(2,338)	$(2,602)
Net cash used in investing activities	$(18)	$(35)
Net cash used in financing activities	$(33)	$(125)
Decrease in cash and cash equivalents	$(2,460)	$(2,871)

The Company generates cash from operations primarily from cash collections related to its installation sales.  Net cash flow used in operating activities was $2.3 million for the three months ended March 31, 2010, compared with net cash used in operating activities of $2.6 million for the three months ended March 31, 2009.  Our largest source of operating cash flows is cash collections from our customers following installation.  Our primary uses of cash from operating activities are payments to our vendors.  As of March 31, 2010, we had significant projects pending billing upon completion in our Italian business segment.  Upon billing and receipt, we anticipate an increase in cash and cash equivalents.

The change in cash flows from investing activities was minimal for the three months ended March 31, 2010 and 2009 with minimal capital asset purchases.

The change in cash flows from financing activities primarily relate to borrowings and payment under debt facilities as well as costs related to share registration.

Material Impact of Known Events on Liquidity

Our expanding large-scale solar power project development business in Italy is expected to have increasing liquidity requirements in the future. Solar power project development cycles can take several months to develop. In certain of our markets, primarily Italy, it is not uncommon to receive payment at the end of a project. This may require us to make an advancement of costs prior to cash receipts. To date, we have financed these up-front construction costs using working capital and cash on hand.

The disruption in the credit markets has had a significant adverse impact on a number of financial institutions.  As of March 31, 2010, however, our liquidity and capital investments have not been materially adversely impacted, and we believe that they will not be materially adversely impacted in the near future.  We will continue to closely monitor our liquidity and the credit markets.  Nonetheless, we cannot predict with any certainty the impact to us of any further disruption in the credit environment.

There are no other known events that are expected to have a material impact on our short-term or long-term liquidity.

Capital Resources

As of March 31, 2010, we had $1.3 million of cash and cash equivalents.  We have financed our operations primarily through debt and equity financings.  We have in place a $7.0 million credit line with Umpqua Bank that is currently available for working capital and capital expenditures, which expires on July 13, 2011, and Premier Power Spain has a €100,000 credit line that is available for working capital, which expires on May 21, 2010 and which Premier Power Spain expects to renew upon expiration. The amount available for borrowing under the Umpqua Bank line is limited by certain financial calculations.  Please see the discussion below under “Lines of Credit.” At March 31, 2010, $0.2 million was available under the Umpqua line, and $0.2 million was available under Premier Power Spain’s line of credit. Thus, we believe that our current cash and cash equivalents, anticipated cash flow from operations, and our lines of credit with banks will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for at least the next 12 months. The proceeds from the private placement financings were used for general working capital purposes, including funding the purchase of additional inventory and advertising and marketing expenses.

We may seek to raise additional cash to fund future project investments or acquisitions we may decide to pursue. To the extent it becomes necessary to raise additional cash in the future, we may seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or loans, issuance of common stock, or a combination of the foregoing. On April 29, 2010, we filed a registration statement on Form S-1 for the sale of equity securities, which registration statement is currently under review by the Commission.  We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Lines of Credit

On July 13, 2009, we entered into a loan agreement with Umpqua Bank, an Oregon corporation, for a line of credit of up to $12 million, maturing on July 13, 2011.  The loan agreement provides for an initial line of credit of $7 million, provided, however, that we may request no more than twice prior to the maturity date that the line of credit be increased to an amount not to exceed $12.0 million in the event that we acquire another subsidiary and require additional working capital for such subsidiary.  The line of credit is secured by our assets and by the assets of Premier Power California and Bright Future.  The line of credit bears interest at the prime rate, provided, however, that the interest rate will not be less than five percent (5%) per annum.  At March 31, 2010, the interest rate was 5%.  As of March 31, 2010, there was $1.4 million outstanding under the agreement with Umpqua Bank.  Additionally, certain financial ratios under the agreement with Umpqua Bank restricts the amount that we can borrow.

The loan agreement with Umpqua Bank contains the following financial condition covenants: (i) minimum debt service charge, (ii) minimum current ratio, (iii) maximum debt-to-tangible net worth ratio, and (iv) minimum tangible net worth.  Under the loan agreement, we are also subject to customary non-financial covenants, including limitations on secured indebtedness and limitations on dividends and other restricted payments.  As of March 31, 2010, we were out of compliance with the minimum current ratio and the maximum debt-to-tangible net worth ratio. These ratios did not take into account our contingent consideration liability as described in Note 12 of our footnotes to the financial statements.  The bank is aware of the non-compliance and has not waived the non-compliance.  The bank has indicated that it does not intend to issue a notice of default, nor institute default rates, nor cut funding under the line. We are in discussions with the bank to redefine the financial covenants to account for the contingent consideration liability; in the event, however, that the bank does subject the Company to default provisions, our interest rate would increase to 5% above the then-current rate and our ability to borrow would be limited.  Additionally, the bank has the right to request repayment of all outstanding obligations.  We believe that our current cash balances and the anticipated increase from operating cash flows resulting from increased collections from accounts receivable are sufficient to meet working capital needs should the bank issue a notice of default and demand repayment of all obligations or cut off funding under the line. We do not expect any of these events to occur, though, and believe we have the ability to comply with these covenants once the financial covenants are redefined.  Without the redefinition of terms, we are unable to comply with the current ratios with which we are out of compliance.

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

The following table summarizes our contractual obligations as of March 31, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
		Less than 1
	Total	year	1-3 Years	3-5 Years
Contractual Obligations:		(in thousands)
Bank Indebtedness	$2,334	$1,794	$537	$3
Operating Leases	315	73	194	48
	$2,649	$1,867	$731	$51

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive Officer) and Chief Financial Officer (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material developments during the quarter ended March 31, 2010 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended March 31, 2010 to report that have not already been disclosed in a Current Report on Form 8-K.

Item 3.  Defaults Upon Senior Securities.

None.

Item 5.  Other Information.

(a)  None.

(b)  There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6.  Exhibits.

Exhibit Number	Description

2.1	Share Exchange Agreement between the Company and its majority stockholder, and Premier Power Renewable Energy, Inc. and its stockholders, dated September 9, 2008 (3)
2.2	Share Exchange Agreement between Premier Power Renewable Energy, Inc., Rupinvest Sarl, and Esdras Ltd., dated June 3, 2009 (6) (3)
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment of the Certificate of Incorporation, filed August 19, 2008 with the Secretary of State of the State of Delaware (2)
3.4	Certificate of Amendment of the Certificate of Incorporation, filed August 29, 2008 and effective September 5, 2008 with the Secretary of State of the State of Delaware (3)
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed September 10, 2008 with the Secretary of State of the State of Delaware (3)
3.6	Amendment to Certificate of Incorporation, filed November 24, 2008 with the Secretary of State of Delaware (4)
3.7	Amendment to Bylaws (5)
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed with the Delaware Secretary of State on June 12, 2009 (7)
10.1	Second Amended and Restated Agreement to Serve as Member of the Board of Directors between the Registrant and Kevin Murray, dated March 25, 2010 (8)

10.2	Second Amended and Restated Agreement to Serve as Member of the Board of Directors between the Registrant and Robert Medearis, dated March 25, 2010 (8)
10.3	Amended and Restated Director Agreement between the Registrant and Tommy Ross, dated March 25, 2010 (8)
31.1	Section 302 Certification by the Corporation’s Principal Executive Officer *
31.2	Section 302 Certification by the Corporation’s Principal Financial and Accounting Officer *
32.1	Section 906 Certification by the Corporation’s Principal Executive Officer *
32.2	Section 906 Certification by the Corporation’s Principal Financial and Accounting Officer *

*	Filed herewith.
(1)	Filed on February 13, 2007 as an exhibit to our Registration Statement on Form SB-2/A, and incorporated herein by reference.
(2)	Filed on August 29, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(3)	Filed on September 11, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(4)	Filed on November 26, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(5)	Filed on January 16, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(6)	Filed on June 8, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(7)	Filed on June 18, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(8)	Filed on March 25, 2010 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER POWER RENEWABLE ENERGY, INC.
(Registrant)

Date: May 17, 2010	By:	/s/ Dean R. Marks
Dean R. Marks
Chief Executive Officer and President (Principal Executive Officer)

Date: May 17, 2010	By:	/s/ Frank J. Sansone
Frank J. Sansone
Chief Financial Officer (Principal Financial & Accounting Officer)