Form 10-Q
period 2010-06-30
Premier Power Renewable Energy, Inc.
filed 2010-08-16
CIK 1388686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

29,099,750 shares of the issuer’s common stock are issued and outstanding as of August 16, 2010.

PREMIER POWER RENEWABLE ENERGY, INC.
TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Our financial statements start on the following page, beginning with page F-1.

PREMIER POWER RENEWABLE ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009
(in thousands, except share data)

	June 30,	December 31,
	2010	2009
ASSETS	(unaudited)	(unaudited)
Current assets:
Cash and cash equivalents	$1,561	$3,792
Accounts receivable, net of allowance for doubtful accounts of
$227 and $137 at June 30, 2010 and December 31, 2009, respectively	11,374	7,676
Inventory	1,810	1,824
Prepaid expenses and other current assets	1,286	432
Costs and estimated earnings in excess of billings on uncompleted contracts	7,837	13,674
Other receivables	103	175
Deferred tax assets	227	473
Total current assets	24,198	28,046

Property and equipment, net	512	615
Intangible assets, net	871	970
Goodwill	10,508	12,254
Deferred tax assets	-	1,295
Total assets	$36,089	$43,180

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,078	$18,347
Accrued liabilities	1,951	2,043
Billings in excess of costs and estimated earnings on uncompleted contracts	436	374
Taxes payable	225	293
Customer deposits	1,268	-
Borrowings, current	1,658	1,692
Total current liabilities	23,616	22,749

Borrowings, non-current	339	548
Contingent consideration liability	1,949	7,725
Total liabilities	25,904	31,022

Commitments and contingencies (Notes 12)
Shareholders' equity:
Series A convertible preferred stock, par value $.0001 per share: 5,000,000 shares designated; 20,000,000 shares of preferred stock authorized; 3,500,000
shares issued and outstanding at June 30, 2010 and December 31, 2009.	-	-
Series B convertible preferred stock, par value $.0001 per share: 2,800,000 shares designated;
20,000,000 shares of preferred stock authorized; 2,800,000 and 2,800,000 shares issued and
outstanding at June 30, 2010 and December 31, 2009.	-	-
Common stock, par value $.0001 per share; 500,000,000 shares authorized;
29,099,750 and 29,050,250 shares issued and outstanding at
June 30, 2010 and December 31, 2009, respectively	3	3
Additional paid-in-capital	18,251	17,822
Accumulated deficit	(5,464)	(5,385)
Accumulated other comprehensive loss	(2,605)	(282)
Total shareholders' equity	10,185	12,158
Total liabilities and shareholders' equity	$36,089	$43,180

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009
(in thousands, except per share data)

	For Three Months ended June 30,		For Six Months ended June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$9,026	$4,114	$12,425	$8,908
Cost of sales	(8,576)	(3,585)	(11,944)	(8,011)
Gross profit	450	529	481	897

Operating expenses:
Sales and marketing	771	734	1,512	1,389
General and administrative	1,521	1,248	3,181	2,376
Total operating expenses	2,292	1,982	4,693	3,765

Operating loss	(1,842)	(1,453)	(4,212)	(2,868)

Other income (expense):
Interest expense	(38)	(6)	(75)	(8)
Other expense	(64)	-	(64)	-
Change in fair value of contingent consideration liability	4,522	-	5,776	-
Change in fair value of financial instruments	-	708	-	2,184
Interest income	4	11	5	28
Total other income (expense), net	4,424	713	5,642	2,204

Income (loss) before income taxes	2,582	(740)	1,430	(664)

Income tax (expense ) benefit	(1,855)	481	(1,509)	1,126

Net income (loss)	$727	$(259)	$(79)	$462

Earnings (loss) Per Share:

Basic	$0.03	$(0.01)	$(0.00)	$0.02
Diluted	$0.02	$(0.01)	$(0.00)	$0.02

Weighted Average Shares Outstanding:

Basic	26,602	26,049	26,582	26,049
Diluted	32,902	26,049	26,582	30,257

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009
(in thousands)

	JUNE 30, 2010	JUNE 30, 2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(79)	$462
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Stock based compensation	482	290
Depreciation and amortization	179	202
Change in fair value of contingent consideration liability	(5,776)	-
Change in fair value of warrant liability	-	(2,184)
Deferred taxes	1,504	(1,159)
Changes in operating assets and liabilities:
Accounts receivable	(4,226)	2,661
Inventory	(184)	(886)
Prepaid expenses and other current assets	(954)	184
Costs and estimated earnings in excess of billings
on uncompleted contracts	4,275	(706)
Other receivables	(692)	(1,580)
Taxes receivable	54	(65)
Accounts payable	2,162	(1,726)
Accrued liabilities	60	(248)
Billings in excess of costs and estimated earnings
on uncompleted contracts	107	(663)
Taxes payable	(27)	(7)
Customer deposits	1,383	-
Net cash used in operating activities	(1,732)	(5,425)
Cash flows from investing activities:
Acquisition of property and equipment	(30)	(75)
Net cash used in investing activities	(30)	(75)
Cash flows from financing activities:
Principal payments on borrowings	(300)	(28)
Proceeds from line of credit	-	139
Proceeds from borrowings	157	347
Proceeds from issuance of series B preferred stock	-	3,000
Cost related to share registration	(183)	(107)
Net cash (used in)/provided by financing activities	(326)	3,351
Effect of foreign currency	(143)	(69)
Decrease in cash and cash equivalents	(2,231)	(2,218)
Cash and cash equivalents at beginning of period	3,792	5,770
Cash and cash equivalents at end of period	$1,561	$3,552

Supplemental cash flow information:
Interest paid	$63	$8
Taxes paid	$-	$39

Non-cash investing and financing activities:
Warrant liability settled with equity	$-	$8,935

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(in thousands and unaudited)

	Common Stock		Series A - Preferred Stock		Series B - Preferred Stock		Additional Paid	(Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit)	Loss	Total

Balance December 31, 2009	29,050	$3	3,500	$-	2,800	$-	$17,822	$(5,385)	$(282)	$12,158

Net loss								(79)		(79)
Foreign currency translation adjustment									(2,323)	(2,323)
Comprehensive loss										(2,402)
Stock based compensation	50						482			482
Cost related to share registration							(53)			(53)

Balance June 30, 2010	29,100	$3	3,500	$-	2,800	$-	$18,251	$(5,464)	$(2,605)	$10,185

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

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

2.             SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information.  They should be read in conjunction with the consolidated financial statements and related notes to the Company’s consolidated financial statements for the years ended December 31, 2009 and 2008 appearing in the Company’s Form 10-K for the fiscal year ended December 31, 2009 that is filed with the Securities and Exchange Commission.  The March 31, 2010 and 2009 unaudited interim consolidated financial statements on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies.  Certain information and note disclosures normally included in the annual financial statements have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading.  In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

The consolidated financial statements include the accounts of the Parent and its subsidiaries.  Intercompany balances, transactions, and cash flows are eliminated on consolidation.

Concentrations and Credit Risk – Three customers accounted for 25.2%, 9.5%, and 7.0%, respectively, of the Company’s sales for the three months ended June 30, 2010.  Two customers each accounted for more than 10% of the Company’s sales for the three months ended June 30, 2009 that in the aggregate accounted for 22.3% of the Company’s sales during the quarter.  Three customers accounted for aggregate sales of 30.7% for the six months ended, June 30, 2010, or 18.6%, 7.0%, and 5.1% respectively.  The Company had two customers that each accounted for 14% of the Company’s sales for the six months ended June 30, 2009.  Accounts receivable primarily consist of trade receivables and amounts due from state agencies and utilities for rebates on solar systems installed.  At June 30, 2010, the Company had two customers that accounted for 43.9% and 19.8% of the Company’s accounts receivable.  At December 31, 2009, the Company had two customers that accounted for 22.9% and 10.9% of the Company’s accounts receivable.  The Company monitors account balances and follows up with accounts that are past due as defined in the terms of the contract with the customer. The Company maintains an allowance for doubtful accounts receivable based on the expected collectability of its accounts receivable. The allowance for doubtful accounts is based on assessments of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, the allowance for doubtful accounts is increased. The allowance for doubtful accounts was $0.2 million and $0.1 million as of June 30, 2010 and December 31, 2009, respectively.

The Company purchases its solar modules from a limited number of suppliers but believes that in the event it is unable to purchase solar panels from these suppliers that alternative sources of solar modules will be available.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates include revenue recognition and derivative instruments, allowance for doubtful accounts, valuation of goodwill, warranty reserves, the estimated useful life of property and equipment, valuation of the contingent consideration liability and derivative instrument, and income taxes. Actual results could differ from those estimates.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand or in the bank and short-term investment securities with remaining maturities of 90 days or less at date of purchase. The Company maintains its cash in bank deposit accounts that, at times, may exceed the statutory insured limits of the jurisdiction in which the accounts are held.  The Company has not experienced any losses on these investments.  At June 30, 2010, the Company had $0.9 million in cash in bank accounts in excess of the various deposit insurance limits of the jurisdictions in which the balances were held.

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

Stock-Based Compensation – The Company accounts for stock-based compensation under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718 (Statement of Financial Accounting Standards No. 123 (revised 2004),“Share-Based Payment”), which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant date fair value and generally recognizes the costs in the financial statements over the employee’s requisite service period.  Stock-based compensation expense for all stock-based compensation awards granted was based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718.

Goodwill and Other Intangible Assets – The Company does not amortize goodwill, but rather tests goodwill for impairment at least annually. We determine the fair value using a weighted market and income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we calculate the fair value of the reporting unit using selected comparable companies’ revenue multiples and apply an average of such companies’ multiples to the Company’s revenue. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and we recognize an impairment of loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income. In the second quarter of 2010, due to the reduction in forecasted revenue since the purchase of our Italian operations, the Company performed an impairment test of the goodwill recorded from the acquisition of Rupinvest, which totaled $10 million at June 30, 2010. The Company's testing approach utilized a discounted cash flow analysis and comparative market multiples to determine the entity's (single reporting unit) fair value for comparison to its carrying value.  We did not recognize any goodwill impairment charges for the six months ended June 30, 2010 and 2009.  Intangible assets, consisting of a customer list, trademarks, and an employee contract, are amortized over their estimated useful lives ranging from 2-17 years.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

Fair Value of Financial Instruments – The carrying value reported for cash equivalents, accounts receivable, prepaid expenses, other receivables, accounts payable, and accrued liabilities approximated their respective fair values at each balance sheet date due to the short-term maturity of these financial instruments.  The fair values of the contingent consideration liability and our borrowings have been determined in accordance with the methodology as disclosed in Notes 12 and 16.

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

The percentage of completion method requires the ability to estimate several factors, including the ability of the customer to meet its obligations under the contract, including the payment of amounts when due. If we determine that collectability is not assured, we will defer revenue recognition and use methods of accounting for the contract such as completed contract method until such time we determine that collectability is reasonably assured or through the completion of the project.

The Company recognized revenue on a percentage of completion basis on a 1 megawatt solar project in Italy in 2009 and in 2010 as the project was being completed.  The Company completed the project in May 2010 and invoiced the customer in accordance with the related contract.  Subsequently, the customer informed the Company that it intended to resell the project, however the buyer requested that the Company enter into an operating and maintenance (O&M) contract for the solar facility and wanted to purchase the project from the Company in its role as the builder.  The Company agreed to retake title to the project and transfer it to the buyer.  The Company did not receive any additional compensation for the transaction, took on a minimal increase in its warranty exposure that was limited to the de minimis amount of fees of the O&M contract, and did not assume other obligations with its assumption and passage of title to the buyer contemporaneously in June 2010.  Prior to June 2010, there was no agreement to enter into this transaction and payment of the original contract amount was not contingent on the sale to the buyer.  In July 2010, the Company received full payment for the total outstanding accounts receivable, which equals the original contract amount.  The Company determined the assumption of title and sale did not cause a change in the previous accounting recognition, and accordingly there was no effect on the accompanying financial statements.

Revenue related to distribution sales is recognized when we have received either a purchase order or contract, product is delivered to the customer or a third party shipper takes possession, the title and risk of ownership have passed to the buyer, and we determine that collection is probable.  The Company considers the risk of ownership to have passed when the customer has assumed the risk of loss.

Advertising – The Company expenses advertising costs as they are incurred.  Advertising costs were $0.1 million and $0.2 million the three months ended June 30, 2010 and 2009, respectively.  Advertising costs were $0.2 million and $0.4 million for the six months ended June 30, 2010 and 2009, respectively.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

Product Warranties – The Company warrants its projects for labor and materials associated with its installations.  The Company’s warranty is ten years in California and generally five to ten years elsewhere in the U.S. depending upon each state’s specific requirements.  Premier Power Italy provides a ten year warranty covering the labor and materials associated with its installations.  Premier Power Spain provides a one year warranty for all contracts signed after December 31, 2006.  Since the Company does not have sufficient historical data to estimate its exposure, we have looked to our historical data and the historical data reported by a peer company solar system installer.  Solar panels and inverters are warranted by the manufacturer for 25 years and 10 years, respectively.  Activity in the Company’s accrued warranty reserve for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Beginning accrued warranty balance	$355	$332	$359	$367

Accruals related to warranties issued during period	10	20	33	133

Reduction for labor payments and claims made under warranty	(14)	(85)	(41)	(233)

Ending accrued warranty balance	$351	$267	$351	$267

For certain European solar projects, we enter into warranties for the performance of a solar system upon completion of the project.  We warrant that the solar system will perform at certain performance ratios based on the energy generated versus irradiance levels.  Our exposure under these warranties is currently limited to the amount of fees we are to receive for performing maintenance services over a limited period of time (usually two years) and that would be forgone by us in the event the system did not perform as expected.  To date, we have not incurred lost revenue under these arrangements, and the total of future revenues subject to forfeiture is not material.

Foreign Currency – The functional currency of Premier Power Italy and Premier Power Spain is the Euro. Their assets and liabilities are translated at year-end exchange rates including goodwill, except for certain non-monetary balances, which are translated at historical rates. All income and expense amounts of Premier Power Italy and Premier Power Spain are translated at average exchange rates for the respective period. Translation gains and losses are not included in determining net income but are accumulated in a separate component of shareholders’ equity. Foreign currency transaction gains and losses are included in the determination of net income (loss) in the period in which they occur. For the three and six months ended June 30, 2010, the foreign currency transaction gain (loss) was $(0.1) million and $(0.03) million, respectively.  For the three and six months ended June 30, 2009, the foreign currency transaction gain was $0.04 million and $0.08 million, respectively.

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

Income Taxes – The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon the weight of available evidence, including expected future earnings. A valuation allowance is recognized if it is more likely than not that some portion or all of a deferred tax asset will not be realized.   The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  Prior to September 2008, the Company was not subject to federal income tax.

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

Premier Power Italy is organized under the laws of Italy and is subject to federal and provincial taxes.  Premier Power Spain is organized under the laws of Spain and is subject to federal and provincial taxes.

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

Reclassifications – Certain reclassifications have been made to the prior period balances to conform to the  current presentation.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures (ASU 2010-06) to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. Levels 1, 2 and 3 of fair value measurements are defined in Note 16 below. We are currently evaluating the impact of its pending adoption on our consolidated financial statements.

In February 2010, the FASB issued an update to Subsequent Events (ASC 855), which amends the previous definition of an SEC filer and removed the requirement that an SEC filer disclose the date through which subsequent events have been evaluated in both issued and revised financial statements.  Subsequent Events defines the period after the balance sheet date that entities should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and establishes the circumstances under which entities should recognize and the disclosures that should be made about events or transactions that occur after the balance sheet date. The Company adopted this guidance with no material impact to our consolidated financial statements.

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

In June 2009, the FASB issued FASB ASC 810 (SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). FASB ASC 810 applies to FASB ASC 105 entities and is effective for annual financial periods beginning after November 15, 2009 and for interim periods within those years. Earlier application is prohibited. A calendar year-end company must adopt this statement as of January 1, 2010. The Company adopted this guidance with no material impact to our consolidated financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

In June 2009, the FASB issued FASB ASC 860 (SFAS No. 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140”). FASB ASC 860 applies to all entities and is effective for annual financial periods beginning after November 15, 2009 and for interim periods within those years. Earlier application is prohibited. A calendar year-end company must adopt this statement as of January 1, 2010. This statement retains many of the criteria of FASB ASC 860 (FASB 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”) to determine whether a transfer of financial assets qualifies for sale accounting, but there are some significant changes as discussed in the statement. Its disclosure and measurement requirements apply to all transfers of financial assets occurring on or after the effective date. Its disclosure requirements, however, apply to transfers that occurred both before and after the effective date. In addition, because FASB ASC 860 eliminates the consolidation exemption for Qualifying Special Purpose Entities, a company will have to analyze all existing QSPEs to determine whether they must be consolidated under FASB ASC 810. The Company adopted this guidance with no material impact to our consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value.” ASU 2009-05 applies to all entities that measure liabilities at fair value within the scope of FASB ASC 820, “Fair Value Measurements and Disclosures.”  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance, October 1, 2009 for the Company. The Company adopted this guidance with no material impact to our consolidated financial statements.

In August 2009, an update was made to Fair Value Measurements and Disclosures –Measuring Liabilities at Fair Value.”  This update permits entities to measure the fair value of liabilities, in circumstances in which a quoted price in an active market for an identical liability is not available, using a valuation technique that uses a quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets or the income or market approach that is consistent with the principles of Fair Value Measurements and Disclosures.   Effective upon issuance, the Company adopted this guidance with no material impact to our consolidated financial statements.

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

3.           EARNINGS PER SHARE

Earnings per share is computed in accordance with the provisions of FASB ASC Topic 260 (SFAS No. 128, “Earnings Per Share”). Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company’s outstanding convertible preferred shares using the “if converted” method and dilutive potential common shares. Potentially dilutive securities include convertible preferred stock, employee stock options, restricted shares, and contingently issuable shares for the purchase of Rupinvest.  Potentially dilutive common shares from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)		(in thousands, except per share data)
Net income (loss)	$727	$(259)	$(79)	$462
Earnings (loss) per share:
Basic	$0.03	$(0.01)	$(0.00)	$0.02
Diluted	$0.02	$(0.01)	$(0.00)	$0.02
Weighted average shares outstanding:
Basic	26,602	26,049	26,582	26,049
Diluted effect of convertible preferred stock, series A	3,500	-	-	3,500
Diluted effect of convertible preferred stock, series B	2,800	-	-	218
Diluted effect of warrants, Series A and B	-	-	-	490
Diluted	32,902	26,049	26,582	30,257

For the three months ended June 30, 2010 and 2009, there were issued and outstanding stock options exercisable for an aggregate 2,051,229 and 1,142,479 shares of common stock, respectively, that were anti-dilutive as their weighted average exercise price exceeded the average market price of the Company’s common stock.  For the three months ended June 30, 2009, there were 6,300,000 of potentially dilutive shares of common stock excluded from the computation of diluted earnings per share as their effect was anti-dilutive.  For the six months ended June 30, 2010, there were 6,300,000 of potentially dilutive shares of common stock excluded from the computation of diluted earnings per share as their effect was anti-dilutive.

4.             INTANGIBLE ASSETS

Intangibles consist of amortizing intangibles and goodwill.  At June 30, 2010 and December 31, 2009, such amounts were as follows:

	June 30, 2010	December 31, 2009
	(in thousands)
Trademark	$788	$814
Customer List	61	89
Employee contract	22	67
	871	970
Goodwill	10,508	12,254
	$11,379	$13,224

Amortization periods for the intangibles are as follows: trademark – 17 years, customer list – 3 years, and employee contract – 2 years. Amortization for the three and six months ended June 30, 2010 was $0.04 million and $0.09 million, respectively.  Amortization for the three and six months ended June 30, 2009 was $0.06 million and $0.1 million, respectively.   Accumulated amortization was $0.3 million and $0.3 million at June 30, 2010 and December 31, 2009, respectively. The change of $1.7 million in goodwill as of June 30, 2010 compared to December 31, 2009 was the result of changes in foreign currency translation rates.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

The Company expects amortization expense for the next five years to be as follows (in thousands):

Year	Amount
2010	$150
2011	$81
2012	$69
2013	$52
2014	$52

5.             PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2010	December 31, 2009
	(in thousands)
Equipment	$248	$217
Furniture and computers	200	204
Vehicles	571	651
	1,019	1,072
Less: accumulated depreciation	(507)	(457)
	$512	$615

Depreciation expense was $0.05 million and $0.1 million for the three and six months ended June 30, 2010, respectively.  Depreciation expense was $0.04 million and $0.08 million for three and six months ended June 30, 2009.

6.             ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2010	December 31, 2009
	(in thousands)
Sales and local taxes	$501	$176
Payroll	467	363
Accrued subcontractors	455	998
Warranty reserve	351	359
Other operational accruals	177	147
	$1,951	$2,043

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

7.           INCOME TAXES

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates.  Our provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to state taxes, earnings considered as indefinitely reinvested in foreign operations, and changes in the valuation allowance and fair values of the contingent consideration liability and financial instruments.

Our net deferred tax assets decreased from $1.8 million as of December 31, 2009 to $0.2 million as of June 30, 2010 primarily as a result of the Company recognizing a valuation allowance of $1.4 million mainly related to net operating loss carry forwards in the U.S. The valuation allowance was recorded as a result of delays in the execution and signing of certain construction contracts, and we believe based on current U.S. operations that it has become more likely than not that we will be unable to realize our U.S. net operating loss carry forwards.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The Company adopted the provisions of accounting for uncertain tax positions in accordance with the Income Taxes (ASC 740) topic on September 8, 2008, and accordingly, performed a comprehensive review of the Company’s uncertain tax positions as of that date.  In this regard, an uncertain tax position represents its expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.

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

8.             BORROWINGS

Notes Payable

Notes payable were $0.6 million and $0.6 million at June 30, 2010 and December 31, 2009, respectively.  Notes payable of $0.07 million are secured by vehicles and have maturities through 2014.  Additionally, we have $0.02 million short term unsecured notes associated with various insurance policies.  The annual interest rates on the notes range from 2.9% to 6.4%. Premier Power Spain has two unsecured loans totaling $0.5 million with Instituto de Crédito Oficial as of June 30, 2010, with the first payment due on December 18, 2010 for one of the loans with each additional payment due six months thereafter until June 18, 2012, which is the due date of the last payment on this loan, and with the other loan due on June 18, 2011.  Payment amounts are $0.1 million each.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

Lines of Credit

On July 13, 2009, the Company entered into a loan agreement with Umpqua Bank, an Oregon corporation, for a line of credit of up to $12 million, maturing on July 13, 2011.  The loan agreement provides for an initial line of credit of $7 million, provided, however, that the Company may request no more than twice prior to the maturity date that the line of credit be increased to an amount not to exceed $12 million in the event the Company acquires another subsidiary and require additional working capital for such subsidiary.  The line of credit is secured by the Parent’s assets and by the assets of Premier Power California and Bright Future.  The line of credit bears interest at the prime rate, provided, however, that the interest rate will not be less than five percent (5%) per annum.  At June 30, 2010, the interest rate was 5%. As of June 30, 2010, there was $1.4 million outstanding under the agreement with Umpqua Bank.  Additionally, certain financial ratios under the agreement with Umpqua Bank restricts the amount that we can borrow.

The loan agreement with Umpqua Bank contains the following financial condition covenants:  (i) minimum debt service charge, (ii) minimum current ratio, (iii) maximum debt-to-tangible net worth ratio, and (iv) minimum tangible net worth.  Under the loan agreement, the Company is also subject to customary non-financial covenants including limitations on secured indebtedness and limitations on dividends and other restricted payments.  As of June 30, 2010, the Company was out of compliance with the minimum current ratio, the maximum debt-to-tangible net worth ratio, and the minimum tangible net worth ratio.  The bank is aware of the non-compliance and has not waived the non-compliance.  The bank has indicated that it does not intend to issue a notice of default, nor institute default rates, nor cut funding under the line.  We are in discussions with the bank to redefine the financial covenants; in the event, however, that the bank does subject the Company to default provisions, our interest rate would increase to 5% above the then-current rate and our ability to borrow would be limited.  Additionally, the bank has the right to request repayment of all outstanding obligations.  We believe that our current cash balances and the anticipated increase from operating cash flows resulting from increased collections from accounts receivable, extended payment terms on certain of our accounts payable, our backlog, and our expected realization of our costs and estimated earnings in excess of billings on uncompleted contracts, as of June 30, 2010, are sufficient to meet working capital needs should the bank issue a notice of default and demand repayment of all obligations or cut off funding under the line.  We do not expect any of these events to occur, though, and believe we have the ability to comply with these covenants once the financial covenants are redefined.  Without the redefinition of terms, we are unable to comply with the current ratios with which we are out of compliance.

At June 30, 2010, Premier Power Spain had an unsecured line of credit for $0.1 million, which has interest terms of Euribor+3.25 and is due in full on August 1, 2011.  As of June 30, 2010, there was $0.03 million outstanding on the line.

The future principle payments on these balances as of June 30, 2010 are as follows:

(in thousands)
2010	$1,658
2011	270
2012	62
2013	5
2014	2
$1,997

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

9.           EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock, par value $ 0.0001 per share (“Preferred Stock”). The Preferred Stock may be issued from time to time in series having such designated preferences and rights and qualifications and to such limitations as the Board of Directors may determine.

The Company has designated 5,000,000 shares of Preferred Stock as Series A Convertible Preferred Stock (“Series A Stock”).  The holders of Series A Stock have no voting rights except with regards to certain corporate events, enjoys a $2.40 liquidation preference per share, subject to adjustment, over holders of common stock, and may convert each share of Series A Stock into one share of common stock at any time.  Series A stock converts automatically upon the occurrence of an offering meeting certain criteria.  Holders of the Series A Stock have certain redemption rights.  The Company has determined that the events triggering such rights are either in control of the Company or in the case of such events where the Company is not deemed to exercise control; the redemption right is limited to the ability to convert into shares of the Company’s common stock.  As of June 30, 2010 and 2009, there were 3,500,000 shares of Series A Stock outstanding.

The Company has designated 2,800,000 shares of Preferred Stock as Series B Convertible Preferred Stock (“Series B Stock”).  The holders of Series B Stock have no voting rights except with regards to certain corporate events and may convert each share of Series B Stock into one share of common stock at any time. Series B stock converts automatically upon the occurrence of an offering meeting certain criteria.  Holders of the Series B Stock have certain redemption rights.  The Company has determined that the events triggering such rights are either in control of the Company or in the case of such events where the Company is not deemed to exercise control; the redemption right is limited to the ability to convert into shares of the Company’s common stock.  As of June 30, 2010 and 2009, there were 2,800,000 shares of Series B Stock outstanding.

Warrants

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

The significant assumptions used to determine the fair values of the warrants are as follows:

Risk-free interest rate at grant date	4.5%
Expected stock price volatility	95%
Expected dividend payout	-
Expected option life	4 yrs

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

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

10.           RELATED PARTY TRANSACTIONS

Certain stockholders have guaranteed certain obligations under the Company’s borrowings and operating leases.  Premier Power Italy purchased $0.06 million of furniture and office equipment from a company related to an executive officer of Premier Power Italy.  Premier Power Italy also retained a relative of an executive officer on a contract basis to perform design services.  This relative was paid $0.02 million for the six months ended June 30, 2010.  In addition, an executive officer has contracted with the Company for a residential solar system.  For the six months ended June 30, 2010, the Company has recognized minimal revenue and cost from this contract.  The total contract value is for $0.05 million.

 11.             COMMITMENTS AND CONTINGENCIES

Premier Power Spain is party to four non-cancelable leases for operating facilities in Navarro, Madrid, and Barcelona, Spain, and Prague in the Czech Republic, which expire in 2011 through 2014.  Premier Power Italy is party to a non-cancelable lease for operating facilities in Campobasso, Italy, which expires in 2015.  Premier Power California is party to a non-cancelable lease for operating facilities in Redlands and Anaheim, California, which expires in 2010 and 2013, respectively.  Additionally, the Company is renting an apartment for an employee pursuant to his employment agreement; this lease is non-cancelable and expires in 2011.  These leases provide for annual rent increases tied to the Consumer Price Index. The leases require the following payments as of June 30, 2010, subject to annual adjustment, if any:

(in thousands)
2010	$62
2011	112
2012	96
2013	83
2014	29
Thereafter	16
$398

In May 2010, the Company entered into an agreement with a reseller.  Under the agreement, the Company pays $1,000 per month, with the first 6 months of fees waived.  Additionally, the Company provides the reseller a margin of 5%-6% on sales of its products by the reseller.  The agreement expires in May 2011, unless renewed.

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

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

The conditions that must be met and the amount of the 3 million shares, if any, to be issued are described below:

(i)
375,000 shares for each ten million Euros ( € 10 million, or approximately $14.2 million) worth of net sales (as defined) achieved by Premier Power Italy from July 9, 2009, the escrow opening date, to December 31, 2009 (the “First Issuance ”), with the maximum number of shares released as part of the First Issuance to be 1,500,000 shares (any number of shares not issuable as part of the First Issuance solely due to the fact that the 1,500,000 shares threshold was exceeded is hereinafter referred to as the “ Excess Issuable Amount ” );

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

At June 30, 2010 and December 31, 2009, the Company estimated the fair value of the contingent consideration liability at $1.9 million and $7.7 million, respectively, assuming 1,422,100 and 2,801,875 shares of its common stock, respectively, would be issued, a share price of $1.40 and $2.75, respectively, transaction costs, and an adjustment for counterparty performance risk.  As of June 30, 2010, the Company estimated the amount of shares by the seller was approximately 502,100 for period ended December 31, 2009, but no such shares have yet been distributed as the Company and seller are finalizing the application of the conditions to the 2009 results. The Company does not expect the final number of shares to be issued for 2009 to materially differ from its current estimate.

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

The Company recorded a warrant liability in the amount of $11.1 million upon adoption of FASB ASC 815.  The liability was then adjusted to fair value, $9.6 million as of March 31, 2009 and $8.9 million as of June 30, 2009.  As a result of the changes in fair value, the Company recorded income of $0.7 million and $2.2 million for the three and six months ended June 30, 2009, respectively.

The Company recorded the following cumulative effect of change in accounting principle pursuant to its adoption of EITF 07-05 as of January 1, 2009:

	Other	Other
	Paid-In-	Current	Retained
	Capital	Liability	Earnings
		(in thousands)
Record January 1, 2009, derivative instrument liability related to warrants	$-	$11,119	$-
Record January 1, 2009, the reversal of prior accounting related warrants	(1,794)	-	(9,325.00)
	$(1,794)	$11,119	$(9,325)

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

14.           STOCK-BASED COMPENSATION EXPENSE AND VALUATION OF STOCK OPTIONS AND RESTRICTED STOCK-BASED AWARDS

The Company’s 2008 Equity Incentive Plan (the “Incentive Plan”) provides for the issuance of incentive stock options and non-statutory stock options. The board of directors determines to whom grants are made and the vesting, timing, amounts, and other terms of such grants, subject to the terms of the Incentive Plan. Incentive stock options may be granted only to employees of the Company, while non-statutory stock options may be granted to the Company’s employees, officers, directors, certain consultants, and certain advisors. Options under the Incentive Plan vest as determined by the Board.  The term of the options granted under the Incentive Plan may not exceed 10 years, and the maximum number of shares of common stock that may be issued pursuant to stock options and stock awards granted under the Incentive Plan is 2,951,875 shares in the aggregate. The Company granted 126,500 and 728,500 options in the three and six months ended June 30, 2010, respectively.  An aggregate of 2,226,729 stock options and awards (net of forfeitures) were committed under the Incentive Plan as of June 30, 2010.

Restricted stock awards granted under the Incentive Plan are independent of option grants and are subject to restrictions.  Awards, which have been issued since 2009, are subject to forfeiture if employment or services are terminated prior to the release of restrictions, which generally occurs on a ratable basis over three to four years from the date of grant.  The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restriction lapse.  At June 30, 2010 and 2009, there were an aggregate of 175,500 and 150,000, respectively, restricted stock awards unissued and unvested.

Stock-based compensation is included in the following operating expense line items in our consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Cost of sales	$61	$47	$150	$93
Sales and marketing	41	30	66	61
General and administrative	135	67	266	136
	$237	$144	$482	$290

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

We estimate the fair value of our stock option grants using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility.  Changes in the input assumptions can materially affect the fair value estimates and ultimately how much we recognize as stock-based compensation expense.  The fair values of our stock options were estimated at the date of grant.  The weighted average input assumptions used and resulting fair values were as follows for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009
Expected volatitity	90.98%	93.60%
Expected dividend	0%	0%
Expected term	6.4 years	6.5 years
Risk-free interest rate	0.15%	1.88%
Weighted-average fair value per share	$2.57	$3.32

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

 15.           EMPLOYEE BENEFITS

The Company has a 401(k) Plan for its United States employees. Employees are eligible to make contributions when they attain an age of twenty-one and have completed at least one year of service. The Company makes discretionary matching contributions to employees who qualify for the Plan and were employed on the last day of the Plan year. Such contributions totaled $0 and $12 thousand for the six months ended June 30, 2010 and 2009, respectively.   The contributions was zero for the three months ended June 30, 2010 and 2009.  Employees are vested 100% after 3 years of service.  Bright Future, Premier Power Italy, and Premier Power Spain do not offer defined contribution or defined benefit plans to employees.

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

The following disclosure is made in accordance with FASB ASC 820 (FASB Staff Position (FSP) FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments ): The carrying amounts of cash and cash equivalents and accounts receivable, prepaid expenses, costs and estimated earnings in excess of billings, accounts payable, billings in excess of costs and estimated earnings on uncompleted contracts, and accrued liabilities approximate their fair values at each balance sheet date due to the short-term maturity of these financial instruments. The fair value of the Company’s borrowings approximates their carrying values, either as a result of their short term nature or their terms.

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

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The table below sets forth the Company’s Level 3 financial assets and liabilities that are accounted for at fair value:

	June 30, 2010			December 31, 2009
	(in thousands)			(in thousands)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities: Contingent consideration	$-	$-	$1,949	$-	$-	$7,725

Contingent
Consideration
Liability
(in thousands)
Beginning balance	$7,725
Total gain recognized	5,776
Ending balance	$1,949

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

•
Spain – consists of rooftop solar installations generally ranging 5kWh to 1MW provided primarily to businesses that own commercial buildings or warehouse and distribution and engineering, procurement, and construction of ground mount, and solar power plant systems.

 Prior to its acquisition of Premier Power Italy, the Company determined that it operated as a single segment. In conjunction with the acquisition and changes in its management structure, the Company determined that the three operating segments noted above are more reflective of its operations.

The Company refers to the Net Sales as the revenue earned from the installation projects or distribution sales.  Currently, the Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments.  Therefore, segment information reported includes only net sales, cost of sales, and gross profit.  The following tables present the operations by each operating segment:

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
 (unaudited)

	Three Months Ended June 30, 2010
	United States	Italy	Spain	Total
		(in thousands)
Net sales	$1,012	$3,381	$4,633	$9,026
Cost of sales	(1,162)	(2,996)	(4,418)	(8,576)
Gross (loss) profit	$(150)	$(385)	$215	450
Total operating expenses				2,292
Operating loss				$(1,842)

		Three Months Ended June 30, 2009
		United States	Spain	Total
		(in thousands)
Net sales		$3,085	$1,029	$4,114
Cost of sales		(2,648)	(937)	(3,585)
Gross profit		$437	$92	529
Total operating expenses				1,982
Operating loss				$(1,453)

	Six Months Ended June 30, 2010
	United States	Italy	Spain	Total
		(in thousands)
Net sales	$1,984	$4,306	$6,135	$12,425
Cost of sales	(2,347)	(3,971)	(5,625)	(11,944)
Gross (loss) profit	$(363)	$335	$509	481
Total operating expenses				4,693
Operating loss				$(4,212)

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
 (unaudited)

	Six Months Ended June 30, 2009
	United States	Spain	Total
		(in thousands)
Net sales	$5,469	$3,439	$8,908
Cost of sales	(5,107)	(2,904)	(8,011)
Gross profit	$362	$535	897
Total operating expenses			3,765
Operating loss			$(2,868)

At June 30, 2010 and 2009, property and equipment located in the United States, net of accumulated depreciation and amortization, was approximately $0.3 million and $0.4 million, respectively.  At June 30, 2010 and 2009, property and equipment located in foreign countries, net of accumulated depreciation and amortization, was approximately $0.2 million and $0.1 million, respectively.

19.           SUBSEQUENT EVENT

In July 2010, we formed a new subsidiary, Premier Power Development, S.r.l., which is wholly owned by our wholly owned subsidiary, Rupinvest.  This subsidiary is organized under the laws of Italy and will supplement our Italian operations.

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

Overview

We are a developer, designer, and integrator of solar energy solutions. We develop, market, sell, and maintain solar energy systems for residential, agricultural, commercial, industrial customers in North America and Spain through Bright Future and Premier Power Spain, both of which are wholly owned subsidiaries of Premier Power California, which is our wholly owned subsidiary. We also distribute solar modules and develop and integrate ground mount and rooftop solar power systems in Italy through Premier Power Italy, the wholly owned subsidiary of Rupinvest, which is our wholly owned subsidiary. We use solar components from the solar industry’s leading suppliers and manufacturers such as GE, Sharp, Kyocera, Fronius, Watsun, and SunPower Corporation.  Our profitability is primarily dependent upon revenue from sales to commercial, governmental, residential, and equity fund customers.

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

Inventories – Inventories, consisting of raw materials and finished goods, are recorded using the average cost method, and are carried at the lower of cost or market.

Stock-Based Compensation –   The Company accounts for stock-based compensation under the provisions of  Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718 (Statement of Financial Accounting Standards No. 123 (revised 2004),“Share-Based Payment”), which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant date fair value and generally recognizes the costs in the financial statements over the employee’s requisite service period.  Stock-based compensation expense for all stock-based compensation awards granted was based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718.

Goodwill and Other Intangible Assets – The Company does not amortize goodwill, but rather tests goodwill for impairment at least annually. We determine the fair value of our reporting units using a weighted market and income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we calculate the fair value of the reporting unit using selected comparable companies’ revenue multiples and applying an average of such companies’ multiples to the Company’s revenue. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and we recognize an impairment of loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income. In the second quarter of 2010, due to the reduction in forecasted revenue since the purchase of our Italian operations, the Company performed an impairment test of the goodwill recorded from the acquisition of Rupinvest, which totaled $10 million at June 30, 2010. The Company's testing approach utilized a discounted cash flow analysis and comparative market multiples to determine the entity's (single reporting unit) fair value for comparison to its carrying value.  We did not recognize any goodwill impairment charges for the six months ended June 30, 2010 and 2009.  Intangible assets, consisting of a customer list, trademarks, and an employee contract, are amortized over their estimated useful lives ranging from 2-17 years.

Fair Value of Financial Instruments – The carrying value reported for cash equivalents, accounts receivable, prepaid expenses, other receivables, accounts payable, and accrued liabilities approximated their respective fair values at each balance sheet date due to the short-term maturity of these financial instruments. The fair value of the contingent consideration liability and our borrowings have been determined in accordance with the methodology as disclosed in the notes to our annual and interim consolidated financial statements.

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

The percentage of completion method requires the ability to estimate several factors, including the ability of the customer to meet its obligations under the contract, including the payment of amounts when due. If we determine that collectability is not assured, we will defer revenue recognition and use methods of accounting for the contract such as completed contract method until such time we determine that collectability is reasonably assured or through the completion of the project.

The Company recognized revenue on a percentage of completion basis on a 1 megawatt solar project in Italy in 2009 and in 2010 as the project was being completed.  The Company completed the project in May 2010 and invoiced the customer in accordance with the related contract.  Subsequently, the customer informed the Company that it intended to resell the project, however the buyer requested that the Company enter into an operating and maintenance (O&M) contract for the solar facility and wanted to purchase the project from the Company in its role as the builder.  The Company agreed to retake title to the project and transfer it to the buyer.  The Company did not receive any additional compensation for the transaction, took on a minimal increase in its warranty exposure that was limited to the de minimis amount of fees of the O&M contract, and did not assume other obligations with its assumption and passage of title to the buyer contemporaneously in June 2010.  Prior to June 2010, there was no agreement to enter into this transaction and payment of the original contract amount was not contingent on the sale to the buyer.  In July 2010, the Company received full payment for the total outstanding accounts receivable, which equals the original contract amount.  The Company determined the assumption of title and sale did not cause a change in the previous accounting recognition, and accordingly there was no effect on the accompanying financial statements.

Revenue related to distribution sales is recognized when we have received either a purchase order or contract, product is delivered to the customer or a third party shipper takes possession, the title and risk of ownership have passed to the buyer, and we determine that collection is probable.  The Company considers the risk of ownership to have passed when the customer has assumed the risk of loss.

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

Income Taxes – The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon the weight of available evidence, including expected future earnings. A valuation allowance is recognized if it is more likely than not that some portion or all of a deferred tax asset will not be realized.   The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations.  Prior to September 2008, the Company was not subject to federal income tax.

Effective September 1, 2008, the Company adopted FASB ASC 740-10 (Financial Accounting Standards Interpretation FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48)). FASB ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FASB ASC 740-10, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods and no corresponding change in retained earnings. As a result of the implementation of FASB ASC 740-10, the Company recognized no material adjustment in the liability for unrecognized income tax benefits as of the September 2008 adoption date and at December 31, 2009.  Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate

Premier Power Italy is organized under the laws of Italy and is subject to federal and provincial taxes.  Premier Power Spain is organized under the laws of Spain and is subject to federal and provincial taxes.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures (ASU 2010-06) to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. Levels 1, 2 and 3 of fair value measurements are defined in Note 16 of our annual consolidated financial statements. We are currently evaluating the impact of its pending adoption on our consolidated financial statements.

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

In June 2009, the FASB issued FASB ASC 810 (SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). FASB ASC 810 applies to FASB ASC 105 entities and is effective for annual financial periods beginning after November 15, 2009 and for interim periods within those years. Earlier application is prohibited. A calendar year-end company must adopt this statement as of January 1, 2010.  The Company adopted this guidance with no material impact to our consolidated financial statements.

In June 2009, the FASB issued FASB ASC 860 (SFAS No. 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140”). FASB ASC 860 applies to all entities and is effective for annual financial periods beginning after November 15, 2009 and for interim periods within those years. Earlier application is prohibited. A calendar year-end company must adopt this statement as of January 1, 2010. This statement retains many of the criteria of FASB ASC 860 (FASB 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”) to determine whether a transfer of financial assets qualifies for sale accounting, but there are some significant changes as discussed in the statement. Its disclosure and measurement requirements apply to all transfers of financial assets occurring on or after the effective date. Its disclosure requirements, however, apply to transfers that occurred both before and after the effective date. In addition, because FASB ASC 860 eliminates the consolidation exemption for Qualifying Special Purpose Entities, a company will have to analyze all existing QSPEs to determine whether they must be consolidated under FASB ASC 810. The Company adopted this guidance with no material impact to our consolidated financial statements.

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

In August 2009, an update was made to Fair Value Measurements and Disclosures –Measuring Liabilities at Fair Value.”  This update permits entities to measure the fair value of liabilities, in circumstances in which a quoted price in an active market for an identical liability is not available, using a valuation technique that uses a quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets or the income or market approach that is consistent with the principles of Fair Value Measurements and Disclosures.  Effective upon issuance, the Company adopted this guidance with no material impact to our consolidated financial statements.

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

Results of Operations

Comparison of Three Months Ended June 30, 2010 and 2009

Our net sales for the three months ended June 30, 2010 were $9.0 million, an increase of $4.9 million, or 119%, from the prior year period.  U.S. net sales were $1.0 million for the three months ended June 30, 2010, a decrease of $2.1 million, or 67% from the prior year period.  Our Italian operations provided $3.4 million of net sales for the three months ended June 30, 2010.  There were no Italian operations for the three months ended June 30, 2009.  Spain’s net sales were $4.6 million for the three months ended June 30, 2010, an increase of $3.6 million, or 350% from the prior year period.

We had net income for the three months ended June 30, 2010 of $0.7 million, or $0.03 per share, compared to net loss of $(0.3) million, or $(0.01) per share, for three months ended June 30, 2009.  An adjustment to fair value of the contingent consideration liability of $4.5 million increased income by a similar amount for the three months ended June 30, 2010, and an increase in the valuation allowance for U.S. net deferred tax assets decreased net income by $1.4 million.  Net income included $0.7 million for the change in fair value of warrants for the three months ended June 30, 2009.  Cost of sales increased $5.0 million, or 139%, for the three months ended June 30, 2010, compared to the prior year period.  Operating expenses increased by $0.3 million, or 16%, for the three months ended June 30, 2010, as compared to the prior year period.

Sources of Revenue

	Three Months Ended June 30,
(Dollars in thousands)	2010	2009	Change %
Net sales:
United States	$1,012	$3,085	(67)%
Italy	3,381	-	-
Spain	4,633	1,029	350%
	$9,026	$4,114	119%

Our net sales include revenue recognized under installation contracts using the percentage of completion method of accounting.  Additionally, for the three months ended June 30, 2010, we derived sales from our Italian business segment of $3.3 million primarily as result of distribution sales, which accounted for 99% of our total Italian revenue.  The addition of our Italian net sales is a result of the acquisition of our Italian subsidiary in the third quarter of 2009.   The decrease in net sales in the United States was largely the result of the financial crisis resulting in tightened lending and access to cash from banks for our customers, which slowed business development dramatically in the last year and produced decreased levels of available project finance.  We have begun to build a strong product pipeline and backlog in the U.S., and we have partnered with several Power Purchase Agreement providers and expect to have signed projects from these efforts in future quarters.  The increase in our Spanish segment is largely the result of collaboration with a Czech Republic company for distribution and engineering, procurement, and construction services on up to 19 megawatts of solar projects.

Cost of sales

	Three Months Ended June 30,
(Dollars in thousands)	2010	2009	Change %
Cost of Sales
United States	$1,162	$2,648	(56)%
Italy	2,996	-	-
Spain	4,418	937	372%
	$8,576	$3,585	139%

Share-based compensation included above	$61	$47	30%
Gross Margin Percentage
United States	-14.8%	14.2%
Italy	11.4%	-
Spain	4.6%	8.9%
	5.0%	12.9%

Cost of sales include all direct material and labor costs attributable to a project as well as certain indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs.  Cost of sales for the U.S. decreased $1.5 million, or 56%, for the three months ended June 30, 2010, compared to the prior year period.  The decrease was primarily the result of a decrease in recognized sales.  U.S. gross margin decreased to negative 14.8% due to the insufficient volume of net sales to cover fixed operational costs and the increased competitive nature of the industry as a result of lower U.S. energy incentives.  The gross margin for our Italian operations was 11.4%.  Large scale solar projects have, in the past, contributed to our Italian gross margins, and none was recognized in the three months ended June 30, 2010.  Cost of sales for our Spanish operations increased $3.5 million, or 372%, for the three months ended June 30, 2010 compared to the prior year period.  The increase was primarily the result of an increase in net sales of $1.0 million in distribution sales and $2.4 million in installation contracts.  The gross margin for our Spanish operations decreased to 4.6% due to entry into the Czech Republic market where initially we are primarily providing procurement, distribution, and engineering services, which generally have lower margins than those realized on our construction contracts.

Operating Expenses

	Three Months Ended June 30,
(Dollars in thousands)	2010	2009	Change %
Sales and marketing expenses	$771	$734	5%
General and administrative expenses	$1,521	$1,248	22%
As a percent of net sales
Sales and marketing expenses	8.5%	17.8%
General and administrative expenses	16.9%	30.3%
Share-Based Compensation Included Above:
Sales and marketing expenses	$41	$30	37%
General and administrative expenses	$135	$111	22%

Sales and Marketing Expense

Sales and marketing expenses consist primarily of personnel costs and costs related to our sales force and marketing staff.  They also include expenses relating to advertising, brand building, marketing promotions and trade show events, lead generation, investor relations, and travel and related overhead.  Commissions are due and payable when customer payment is received.  Sales and marketing expense for the three months ended June 30, 2010 increased $37 thousand, or 5% compared to the prior year period, due to the addition of our Italian operations.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources, and other administrative functions.  They also include professional service fees, bad debt expense, and other corporate expenses and related overhead.  General and administrative expenses increased by $0.3 million, or 22%, for the three months ended June 30, 2010 compared to the prior year period.  The increase was attributable to approximately $0.5 million related to the addition of our Italian operations offset by a decrease in auditing and professional fees of $0.2 million, and a decrease in worker’s compensation insurance of $0.06 million.

Other Income and Expenses

Other income and expense consists of change in fair value of financial instruments, interest income, interest expense, and other income (expense).  Change in fair value of financial instruments consists of gain on the fair value and cancellation of warrant liability in the 2009 period and changes in the fair value of the contingent consideration liability in the 2010 period.

Income Taxes

For three months ended June 30, 2010 and 2009, the effective tax rate is different from the U.S. federal statutory rate primarily due to changes in the valuation allowance, the fair value of the contingent consideration liability and financial instruments, and earnings considered as indefinitely reinvested in foreign operations.  The Company recognized a valuation allowance of $1.4 million for its net deferred tax assets associated with its U.S. operations for the three months ended June 30, 2010.  The valuation allowance was recorded as we believe based on current U.S. operations that it has become more likely than not that we will be unable to realize our U.S. net operating loss carry forwards.

Comparison of Six Months Ended June 30, 2010 and 2009

Our total net sales for the six months ended June 30, 2010 were $12.4 million, an increase of $3.5 million, or 39%, from the six months ended June 30, 2009.  U.S. net sales were $2.0 million for the six months ended June 30, 2010, a decrease of $3.5 million, or 64%, from the prior year period.  Our Italian operations provided $4.3 million of net sales for the six months ended June 30, 2010.  Spain’s net sales were $6.1 million for the six months ended June 30, 2010, an increase of $2.7 million, or 78%, from the prior year period.

Our net loss for the six months ended June 30, 2010, was $(0.1) million, or $(0.00) per share, compared to net income of $0.5 million, or $0.02 per share, for six months ended June 30, 2009.  Net loss included $5.8 million associated with the adjustment to fair value of the contingent consideration liability for the six months ended June 30, 2010, and a valuation allowance on deferred tax assets of $1.4 million.  Net income for the six months ended June 30, 2009 was impacted by a $2.2 million gain associated with the cancellation of all of our issued and outstanding Series A Warrants and Series B Warrants.  Cost of sales increased by $3.9 million, or 49%, in the six months ended June 30, 2010, compared to the prior year period.  Operating expenses increased by $0.9 million, or 25%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Sources of Revenue

	Six Months Ended June 30,
(Dollars in thousands)	2010	2009	Change %
Net sales:
United States	$1,984	$5,469	(64)%
Italy	4,306	-	-
Spain	6,135	3,439	78%
	$12,425	$8,908	39%

For the six months ended June 30, 2010, in addition to net sales under installation contracts, we derived more sales in our distribution business.   In the U.S. we derived $0.1 million, Italy derived $4.0 million, and Spain derived $1.3 million in sales from our distribution business, which in the aggregate accounted for 44% of our total revenue.  We did not start our distribution business in Spain until 2010.  The decrease in net sales in the United States is largely the result of three items: the financial crisis resulting in tightened lending and access to cash from banks, which slowed business development dramatically in the first half of the year, the lack of available project finance as a result of the Company’s focus on larger projects, and the fact that we focused our business on commercial deals which have a longer sales cycle.  We have begun to build a strong product pipeline and backlog in the U.S., and we have partnered with several Power Purchase Agreement providers and expect to begin to have signed projects from these efforts in future quarters.  The growth in Italian net sales is a result of the acquisition of our Italian subsidiary in the third quarter of 2009.  The increase in our Spanish segment is largely the result of collaboration with a Czech Republic company to perform distribution and engineering, procurement, and construction services on up to 19 megawatts of solar projects which began in the second quarter of 2010.

Cost of Sales

	Six Months Ended June 30,
(Dollars in thousands)	2010	2009	Change %
Cost of Sales
United States	$2,347	$5,107	(54)%
Italy	3,971	-	-
Spain	5,626	2,904	94%
	$11,944	$8,011	49%

Share-based compensation included above	$150	$93	61%
Gross Margin Percentage
United States	-18.3%	6.6%
Italy	7.8%	-
Spain	8.3%	15.6%
	3.9%	10.1%

Cost of sales increased $3.9 million, or 49%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  The increase was primarily the result of increased recognized sales in the Spanish market and the addition of our Italian operation.  U.S. gross margin decreased to negative 18.3% due to the recognition of an insufficient volume of net sales to cover fixed operation costs, the increased competitive nature of the industry and the scope and size of projects as larger projects typically have lower gross margins.  The gross margin for our Italian operations was 7.8% and is a combination of generating less of our revenue from solar projects and increased lower margin distribution sales.  Cost of sales for our Spanish operations increased $2.7 million, or 94%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  The increase was primarily the result of increased in net sales from our new Czech Republic collaboration.  The gross margin for our Spanish operations decreased to 8.3% due to entry into the Czech Republic market where initially we are primarily providing procurement, distribution, and engineering services, which generally have lower margins than those realized on our construction contracts.

  Operating Expenses

	Six Months Ended June 30,
(Dollars in thousands)	2010	2009	Change %
Sales and marketing expenses	$1,512	$1,389	9%
General and administrative expenses	$3,181	$2,376	34%
As a percent of net sales
Sales and marketing expenses	12.2%	15.6%
General and administrative expenses	25.6%	26.7%
Share-Based Compensation Included Above:
Sales and marketing expenses	$66	$61	8%
General and administrative expenses	$266	$211	26%

Sales and Marketing Expenses

Selling and marketing expense were slightly higher for the six months ended June 30, 2010 by $0.1 million, or 9%, compared to the six months ended June 30, 2009 as result of the addition of our Italian operations.

General and Administrative Expenses

General and administrative expenses increased by $0.8 million, or 34%, for the six months ended June 30, 2010, compared to the six months ended June 30, 2009.  The increase was attributable to the addition of our Italian operations.

Other Income and Expenses

Other income and expense consists of change in fair value of financial instruments, interest income, interest expense, and other income (expense).  Change in fair value of financial instruments consists of gain on the fair value and cancellation of warrant liability and changes in the fair value of contingent consideration liability.  For the six months ended June 30, 2010, interest expense increased by $0.1 million compared to the six months ended June 30, 2009, due to increased borrowing in the U.S. and Spain.

Income Taxes

For the six months ended June 30, 2010 and 2009, the effective tax rate is different from the U.S. federal statutory rate primarily due to changes in the valuation allowance, the fair value of the contingent consideration liability and financial instruments, and earnings considered as indefinitely reinvested in foreign operations.  The valuation allowance of $1.4 million related to net deferred tax assets associated with our U.S. operations was recorded as we believe based on current U.S. operations that it has become more likely than not that we will be unable to realize our U.S. net operating loss carryforwards.

Liquidity

Cash Flows

For the Six Months Ended June 30, 2010 and 2009

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Net cash used in operating activities	$(1,732)	$(5,425)
Net cash used in investing activities	$(30)	$(75)
Net cash (used in)/provided by financing activities	$(326)	$3,351
Decrease in cash and cash equivalents	$(2,231)	$(2,218)

The Company generates cash from operations primarily from cash collections related to its installation and distribution sales.  Net cash flow used in operating activities was $1.7 million for the six months ended June 30, 2010, compared with net cash used in operating activities of $5.4 million for the six months ended June 30, 2009.  Our largest source of operating cash flows for the six months ended June 30, 2010, was the reduction of cost and estimated earnings in excess of billings on uncompleted contracts.  Our primary uses of cash from operating activities are our increase in accounts receivable.  As of June 30, 2010, we had significant projects pending billing upon completion in our Italian business segment.  Upon billing and receipt, we anticipate an increase in cash and cash equivalents.

The change in cash flows from investing activities was minimal for the six months ended June 30, 2010 and 2009 with minimal capital asset purchases.

The change in cash flows from financing activities primarily relate to borrowings and payment under debt facilities as well as costs related to share registration.  The net cash flows from financing activities for the six months ended June 30, 2009 was mainly the result of the issuance of our Series B Convertible Preferred Stock in exchange for net proceeds of $3 million during the first half of 2009.

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

The disruption in the credit markets has had a significant adverse impact on a number of financial institutions.  As of June 30, 2010, however, our liquidity and capital investments have not been materially adversely impacted, and we believe that they will not be materially adversely impacted in the near future.  We will continue to closely monitor our liquidity and the credit markets.  Nonetheless, we cannot predict with any certainty the impact to us of any further disruption in the credit environment.

There are no other known events that are expected to have a material impact on our short-term or long-term liquidity.

Capital Resources

As of June 30, 2010, we had $1.6 million of cash and cash equivalents.  We also have extended payment terms on certain of our accounts payable from large solar projects that we believe will provide additional working capital.  We have financed our operations primarily through operating activities, debt and equity financings.  We have in place a $7.0 million credit line with Umpqua Bank that is currently available for working capital and capital expenditures, which expires on July 13, 2011. We renewed a €100,000 credit line for Premier Power Spain, which expires on August 1, 2011. The amount available for borrowing under the Umpqua Bank line is limited by certain financial calculations.  Please see the discussion below under “Lines of Credit.” At June 30, 2010, no funds were available under the Umpqua line, and $0.1 million was available under Premier Power Spain’s line of credit.

We also have backlog in the amount of approximately $60.1 million, as of June 30, 2010, consisting of non-cancellable signed contracts for projects for approximately 27 MW that the Company expects to complete within the next 12 months, including projects for 2 MW representing revenues of approximately $9.6 million in the Italian business segment, projects for 3.5 MW representing revenues of approximately $9.8 million in the U.S. business segment, and projects for 18 MW representing revenues of approximately $37.0 million in the Spanish business segment, of which 8.7 MW and approximately $14.9 million in revenues are for projects in the Czech Republic. In addition to our cash and cash equivalents and accounts receivable, we expect to invoice approximately $7.8 million against our costs and estimated earnings in excess of billings on uncompleted contracts in the next 90 days. Thus, we believe that our current cash and cash equivalents, cash flow from operations, and our lines of credit with banks will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for at least the next 12 months.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Line of Credit

On July 13, 2009, we entered into a loan agreement with Umpqua Bank, an Oregon corporation, for a line of credit of up to $12 million, maturing on July 13, 2011.  The loan agreement provides for an initial line of credit of $7 million, provided, however, that we may request no more than twice prior to the maturity date that the line of credit be increased to an amount not to exceed $12.0 million in the event that we acquire another subsidiary and require additional working capital for such subsidiary.  The line of credit is secured by our assets and by the assets of Premier Power California and Bright Future.  The line of credit bears interest at the prime rate, provided, however, that the interest rate will not be less than five percent (5%) per annum.  At June 30, 2010, the interest rate was 5% per annum.  As of June 30, 2010, there was $1.4 million outstanding under the agreement with Umpqua Bank.  Additionally, certain financial ratios under the agreement with Umpqua Bank restrict the amount that we can borrow.

The loan agreement with Umpqua Bank contains the following financial condition covenants: (i) minimum debt service charge ratio of 1:20 to 1:00, (ii) minimum current ratio of 1:20 to 1:00, (iii) maximum debt-to-tangible net worth ratio of 3:00 to 1:00, and (iv) minimum tangible net worth of $6.0 million. Under the loan agreement, we are also subject to customary non-financial covenants, including limitations on secured indebtedness and limitations on dividends and other restricted payments.

As of June 30, 2010, we were out of compliance with these ratios as our minimum tangible net worth was $0.1 million and our maximum debt-to-tangible net worth ratio was negative 143.8:1.00.  In addition, as of June 30, 2010, we were out of compliance with the minimum current ratio as the ratio was 1.03:1.00.  Certain of these ratios are negatively affected by the contingent consideration liability.  The minimum current ratio is not impacted by our contingent consideration liability.  Giving effect to the removal of the contingent consideration liability, the minimum tangible net worth and the maximum debt-to-tangible net worth ratios were, at June 30, 2010, $2.1 million for the minimum tangible net worth and 11.3:1.00 for the maximum debt-to-tangible worth ratio, resulting in the Company remaining out of compliance.

The bank is aware of the non-compliance and has not waived the non-compliance. The bank has verbally indicated that it does not intend to issue a notice of default, nor institute default rates, nor cut funding under the line. We are in discussions with the bank to redefine the financial covenants; in the event, however, that the bank does subject the Company to default provisions, our interest rate would increase to 5% above the then-current rate and our ability to borrow would be limited. Additionally, the bank has the right to request repayment of all outstanding obligations. We believe, however, that our cash and cash equivalent balances in the amount of approximately $1.6 million at June 30, 2010 and the anticipated increase from operating cash flows resulting from increased collections from accounts receivable, extended payment terms on certain of our accounts payable, our backlog, and our expected realization of our costs and estimated earnings in excess of billings on uncompleted contracts, as of June 30, 2010, are sufficient to meet working capital needs should the bank issue a notice of default and demand repayment of all obligations or cut off funding under the line. We do not expect any of these events to occur, though, and believe we have the ability to comply with these covenants once the financial covenants are redefined. Without the redefinition of terms, we are unable to comply with the ratios with which we are out of compliance.

At June 30, 2010, Premier Power Spain had an unsecured line of credit for $0.1 million, which has interest terms of Euribor+3.25 and is due in full on August 1, 2011.  As of June 30, 2010, there was $0.03 million outstanding on the line.

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

The following table summarizes our contractual obligations as of June 30, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

		Less than 1
	Total	year	1-3 Years	3-5 Years
Contractual Obligations:		(in thousands)
Bank indebtedness	$2,048	$1,689	$357	$2
Operating leases	398	62	290	46
	$2,446	$1,751	$647	$48

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material developments during the quarter ended June 30, 2010 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended June 30, 2010 to report.

Item 3.  Defaults Upon Senior Securities.
None.

Item 5.  Other Information.

(a)  None.
(b)  There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6.  Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment of the Certificate of Incorporation, filed August 19, 2008 with the Secretary of State of the State of Delaware (2)
3.4	Certificate of Amendment of the Certificate of Incorporation, filed August 29, 2008 and effective September 5, 2008 with the Secretary of State of the State of Delaware (3)
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed September 10, 2008 with the Secretary of State of the State of Delaware (3)
3.6	Amendment to Certificate of Incorporation, filed November 24, 2008 with the Secretary of State of Delaware (4)
3.7	Amendment to Bylaws (5)
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed with the Delaware Secretary of State on June 12, 2009 (6)
10.1	Escrow Agreement Amendment No. 3 between Registrant, Rupinvest Sarl, Esdras Ltd., and Capita Trust Company Limited, dated April 24, 2010 (7)
10.2	Limited and Temporary Waiver Agreement between Registrant and Genesis Capital Advisors, LLC, dated April 28, 2010 (8)
10.3	Clarification Agreement between Registrant and Genesis Capital Advisors, LLC, dated April 28, 2010 (8)
10.4	Reseller Agreement between EC America, Inc., immixGroup, Inc., and the Registrant, dated May 1, 2010 (9)
10.5	Employment Agreement between Registrant and Dean R. Marks, dated May 17, 2010 (10)
10.6	Employment Agreement between Registrant and Miguel de Anquin, dated May 17, 2010 (10)
10.7	Engagement Letter between Registrant and Merriman Curhan Ford & Co., dated June 28, 2010 (11)
31.1	Section 302 Certification by the Corporation’s Principal Executive Officer *
31.2	Section 302 Certification by the Corporation’s Principal Financial and Accounting Officer *
32.1	Section 906 Certification by the Corporation’s Principal Executive Officer *
32.2	Section 906 Certification by the Corporation’s Principal Financial and Accounting Officer *

*	Filed herewith.
(1)	Filed on February 13, 2007 as an exhibit to our Registration Statement on Form SB-2/A, and incorporated herein by reference.
(2)	Filed on August 29, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(3)	Filed on September 11, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(4)	Filed on November 26, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(5)	Filed on January 16, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(6)	Filed on June 18, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(7)	Filed on April 27, 2010 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(8)	Filed on April 29, 2010 as an exhibit to our Registration Statement on Form S-1, and incorporated herein by reference.
(9)	Filed on May 25, 2010 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(10)	Filed on May 28, 2010 as an exhibit to Amendment No. 1 to our Registration Statement on Form S-1/A, and incorporated herein by reference.
(11)	Filed on July 8, 2010 as an exhibit to Amendment No. 2 to our Registration Statement on Form S-1/A, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER POWER RENEWABLE ENERGY, INC.
(Registrant)

Date: August 16, 2010	By:	/s/ Dean R. Marks
Dean R. Marks
Chief Executive Officer and President (Principal Executive Officer)

Date: August 16, 2010	By:	/s/ Frank J. Sansone
Frank J. Sansone
Chief Financial Officer (Principal Financial & Accounting Officer)