Form 10-Q
period 2010-09-30
Premier Power Renewable Energy, Inc.
filed 2010-11-15
CIK 1388686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

29,099,750 shares of the issuer’s common stock are issued and outstanding as of November 15, 2010.

PREMIER POWER RENEWABLE ENERGY, INC.
TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Our financial statements start on the following page, beginning with page F-1.

PREMIER POWER RENEWABLE ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(in thousands, except share data)

	September 30,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,592	$3,792
Accounts receivable, net of allowance for doubtful accounts of $230 and $137 at September 30, 2010 and December 31, 2009, respectively	19,565	7,676
Inventory	3,335	1,824
Prepaid expenses and other current assets	2,785	310
Costs and estimated earnings in excess of billings on uncompleted contracts	8,542	13,674
Other receivables	748	297
Deferred tax assets	253	473
Total current assets	37,820	28,046

Property and equipment, net	534	615
Intangible assets, net	838	970
Goodwill	11,663	12,254
Deferred tax assets	410	1,295
Total assets	$51,265	$43,180

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	29,930	18,347
Accrued liabilities	2,403	2,043
Billings in excess of costs and estimated earnings on uncompleted contracts	4,425	374
Taxes payable	71	293
Customer deposits	1,036	-
Borrowings, current	248	1,692
Total current liabilities	38,113	22,749

Borrowings, non-current	538	548
Contingent consideration liability	1,901	7,725
Deferred tax liabilities	-	-
Total liabilities	40,552	31,022

Commitments and contingencies (Note 11)
Stockholders' equity:
Series A convertible preferred stock, par value $.0001 per share: 5,000,000 shares designated; 20,000,000 shares of preferred stock authorized; 3,500,000 shares issued and outstanding at September 30, 2010 and December 31, 2009	-	-
Series B convertible preferred stock, par value $.0001 per share: 2,800,000 shares designated; 20,000,000 shares of preferred stock authorized; 2,800,000 shares issued and outstanding at September 30, 2010 and December 31, 2009	-	-
Common stock, par value $.0001 per share; 500,000,000 shares authorized; 29,099,750 and 29,050,250 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	3	3
Additional paid-in-capital	18,535	17,822
Accumulated deficit	(6,652)	(5,385)
Accumulated other comprehensive loss	(1,173)	(282)
Total stockholders' equity	10,713	12,158
Total liabilities and stockholders' equity	$51,265	$43,180

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009
(in thousands, except per share data)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$28,289	$6,285	$40,714	$15,192
Cost of revenues	(26,770)	(4,901)	(38,715)	(12,902)
Gross margin	1,519	1,384	1,999	2,290

Operating expenses:
Selling and marketing	1,436	601	2,948	1,973
General and administrative	1,666	1,842	4,847	4,245
Total operating expenses	3,102	2,443	7,795	6,218

Operating loss	(1,583)	(1,059)	(5,796)	(3,928)

Other income (expense):
Interest expense	(38)	(30)	(113)	(38)
Other expense	21	-	(43)	-
Change in fair value of contingent consideration liability	48	-	5,824	-
Change in fair value of financial instruments	-	-	-	2,183
Interest income	-	2	6	31
Total other income (expense), net	31	(28)	5,674	2,176

Loss before income taxes	(1,552)	(1,087)	(122)	(1,752)

Income tax (expense ) benefit	364	92	(1,145)	1,218

Net loss	(1,188)	(995)	(1,267)	(534)

Less: Net loss attributable to noncontrolling interest	-	9	-	9

Net loss attributable to Premier Power Renewable Energy, Inc.	$(1,188)	$(986)	$(1,267)	$(525)

Loss Per Share:

Basic	$(0.04)	$(0.04)	$(0.05)	$(0.02)
Diluted	$(0.04)	$(0.04)	$(0.05)	$(0.02)

Weighted Average Shares Outstanding:

Basic	26,602	26,049	26,588	26,049
Diluted	26,602	26,049	26,588	26,049

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009
(in thousands)

	September 30, 2010	September 30, 2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(1,267)	$(534)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	713	377
Depreciation and amortization	269	309
Share registration costs for terminated offering	251	-
Change in fair value of contingent consideration liability	(5,824)	-
Change in fair value of warrant liability	-	(2,183)
Deferred taxes	1,100	(1,436)
Changes in operating assets and liabilities:
Accounts receivable	(11,800)	1,906
Inventory	(1,508)	(373)
Prepaid expenses and other current assets	(2,445)	(23)
Costs and estimated earnings in excess of billings on uncompleted contracts	4,348	(866)
Project assets	-	(3,068)
Other receivables	(379)	-
Taxes receivable	(71)	(64)
Accounts payable	12,002	146
Accrued liabilities	362	(538)
Billings in excess of costs and estimated earnings on uncompleted contracts	4,003	(361)
Taxes payable	(201)	(146)
Customer deposits	1,003	-
Net cash provided by (used in) operating activities	556	(6,854)
Cash flows from investing activities:
Acquisition of property and equipment	(72)	(113)
Net cash paid for Rupinvest acquisition	(3)	(2)
Net cash used in investing activities	(75)	(115)
Cash flows from financing activities:
Principal payments on borrowings	(239)	(34)
Sale of noncontrolling interest	-	176
Payments on line of credit	(1,346)	-
Proceeds from borrowings	166	2,152
Proceeds from issuance of preferred stock and warrants	-	3,000
Cost related to share registration	(251)	(461)
Net cash (used in) provided by financing activities	(1,670)	4,833
Effect of foreign currency	(11)	15
Decrease in cash and cash equivalents	(1,200)	(2,121)
Cash and cash equivalents at beginning of period	3,792	5,787
Cash and cash equivalents at end of period	$2,592	$3,666

Supplemental cash flow information:
Interest paid	$113	$35
Taxes paid	$262	$141

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(in thousands and unaudited)

	Common Stock		Series A - Preferred Stock		Series B - Preferred Stock		Additional Paid	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Loss	Equity

Balance December 31, 2009	29,050	$3	3,500	$-	2,800	$-	$17,822	$(5,385)	$(282)	$12,158

Net loss								(1,267)		(1,267)
Foreign currency translation adjustment									(891)	(891)
Comprehensive loss										(2,158)
Share-based compensation	50						713			713

Balance September 30, 2010	29,100	$3	3,500	$-	2,800	$-	$18,535	$(6,652)	$(1,173)	$10,713

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

1.	ORGANIZATION AND NATURE OF BUSINESS

Premier Power Renewable Energy, Inc., a Delaware corporation (the “Parent”), through its wholly owned subsidiaries, Premier Power Renewable Energy, Inc., a California corporation (“Premier Power California”), and Rupinvest Sarl (“Rupinvest”), and Premier Power California’s two wholly owned subsidiaries, Bright Future Technologies LLC (“Bright Future”) and Premier Power Sociedad Limitada (“Premier Power Spain”), and Rupinvest’s wholly owned subsidiaries, Premier Power Italy S.p.A. (“Premier Power Italy”) and Premier Power Development S.r.l. (“Premier Power Development”) (collectively the “Company”), distributes solar components and designs, engineers, and installs photovoltaic systems in the United States and Europe.

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

On July 23, 2010, the Company formed Premier Power Development to enhance its European project development efforts.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information.  They should be read in conjunction with the consolidated financial statements and related notes to the Company’s consolidated financial statements for the years ended December 31, 2009 and 2008 appearing in the Company’s Form 10-K for the fiscal year ended December 31, 2009 that is filed with the Securities and Exchange Commission.  The 2010 and 2009 unaudited interim consolidated financial statements on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies.  Certain information and note disclosures normally included in the annual financial statements have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading.  In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

The consolidated financial statements include the accounts of the Parent and its subsidiaries.  Intercompany balances, transactions, and cash flows are eliminated on consolidation.

Concentrations and Credit Risk – Three customers accounted for 31.3%, 15.0%, and 10.6%, respectively, of the Company’s revenues for the three months ended September 30, 2010.  Three customers accounted for 19.0%, 15.0%, and 10.3%, respectively, of the Company’s revenues for the three months ended September 30, 2009.  Two customers accounted for 21.9% and 10.4% of the Company’s revenues, respectively, for the nine months ended September 30, 2010.  For the nine months ending September 30, 2009, no single customer accounted for more than 10% of the Company’s revenues.

Accounts receivable primarily consist of trade receivables and amounts due from state agencies and utilities for rebates on solar systems installed.  At September 30, 2010, the Company had three customers that accounted for 23.6%, 22.2%, and 21.1% of the Company’s accounts receivable, respectively.  At December 31, 2009, the Company had two customers that accounted for 22.9% and 10.9% of the Company’s accounts receivable, respectively.  The Company monitors account balances and follows up with accounts that are past due as defined in the terms of the contract with the customer. The Company maintains an allowance for doubtful accounts receivable based on the expected collectability of its accounts receivable. The allowance for doubtful accounts is based on assessments of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, the allowance for doubtful accounts is increased. The allowance for doubtful accounts was $230 thousand and $137 thousand as of September 30, 2010 and December 31, 2009, respectively.

The Company purchases its solar modules from a limited number of suppliers but believes that in the event it is unable to purchase solar panels from these suppliers that alternative sources of solar modules may be available.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates include revenue recognition, allowance for doubtful accounts, valuation of goodwill, warranty reserves, the estimated useful life of property and equipment, valuation of the contingent consideration liability and derivative instrument, and income taxes. Actual results could differ from those estimates.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand or in the bank and short-term investment securities with remaining maturities of 90 days or less at date of purchase. The Company maintains its cash in bank deposit accounts that, at times, may exceed the statutory insured limits of the jurisdiction in which the accounts are held.  The Company has not experienced any losses on these investments.  At September 30, 2010, the Company had $1.6 million in cash in bank accounts in excess of the various deposit insurance limits of the jurisdictions in which the balances were held.

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

Share-Based Compensation – The Company accounts for share-based compensation under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718 (Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”), which requires the Company to measure the share-based compensation costs of share-based compensation arrangements based on the grant date fair value and generally recognizes the costs in the financial statements over the employee’s requisite service period.  Share-based compensation expense for all share-based compensation awards granted was based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718.

Goodwill and Other Intangible Assets – The Company does not amortize goodwill, but rather tests goodwill for impairment at least annually. We determine the fair value using a weighted market and income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we calculate the fair value of the reporting unit using selected comparable companies’ revenue multiples and apply an average of such companies’ multiples to the Company’s revenue. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred, and we recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income. In the second quarter of 2010, due to the reduction in forecasted revenue since the purchase of our Italian operations, the Company performed an impairment test of the goodwill recorded from the acquisition of Rupinvest, which totaled $11.7 million at September 30, 2010. The Company's testing approach utilized a discounted cash flow analysis and comparative market multiples to determine the entity's (single reporting unit) fair value for comparison to its carrying value.  We did not recognize any goodwill impairment charges for the nine months ended September 30, 2010 and 2009 and any change in goodwill is a result of changes in foreign currency rates.  Intangible assets, consisting of a customer list, trademarks, and an employee contract, are amortized over their estimated useful lives ranging from 2-17 years.

Fair Value of Financial Instruments – The carrying value reported for cash equivalents, accounts receivable, prepaid expenses, other receivables, costs and estimated earnings in excess of billings, accounts payable, billings in excess of costs and estimated earnings on uncompleted contracts, and accrued liabilities approximated their respective fair values at each balance sheet date due to the short-term maturity of these financial instruments.  The fair values of the contingent consideration liability and our borrowings have been determined in accordance with the methodology as disclosed in Notes 12 and 16.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

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

The Company recognized revenue on a percentage of completion basis on a 1 megawatt solar project in Italy in 2009 and in 2010 as the project was being completed.  The Company completed the project in May 2010 and invoiced the customer in accordance with the related contract.  Subsequently, the customer informed the Company that it intended to resell the project, but the buyer requested that the Company enter into an operating and maintenance (O&M) contract for the solar facility and wanted to purchase the project from the Company in its role as the builder.  The Company agreed to retake title to the project and transfer it to the buyer.  The Company did not receive any additional compensation for the transaction, took on a minimal increase in its warranty exposure that was limited to the de minimis amount of fees of the O&M contract, and did not assume other obligations with its assumption and passage of title to the buyer contemporaneously in June 2010.  Prior to June 2010, there was no agreement to enter into this transaction and payment of the original contract amount was not contingent on the sale to the buyer.  In July 2010, the Company received full payment for the total outstanding accounts receivable, which equals the original contract amount.  The Company determined the assumption of title and sale did not cause a change in the previous accounting recognition, and accordingly there was no effect on the accompanying financial statements.

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

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

Advertising – The Company expenses advertising costs as they are incurred.  Advertising costs were $95 thousand and $198 thousand for the three months ended September 30, 2010 and 2009, respectively.  Advertising costs were $270 thousand and $596 thousand for the nine months ended September 30, 2010 and 2009, respectively.

Product Warranties – The Company warrants its projects for labor and materials associated with its installations.  The Company’s warranty is ten years in California and generally five to ten years elsewhere in the U.S. depending upon each state’s specific requirements.  Premier Power Italy provides a ten year warranty covering the labor and materials associated with its installations.  Premier Power Spain provides a one year warranty for all contracts signed after December 31, 2006.  Since the Company does not have sufficient historical data to estimate its exposure, we have looked to our historical data and the historical data reported by a peer company solar system installer.  Solar panels and inverters are warranted by the manufacturer for 25 years and 10 years, respectively.  Activity in the Company’s accrued warranty reserve for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Beginning accrued warranty balance	$351	$268	$359	$367

Accruals related to warranties issued during period	55	(50)	80	83

Reduction for labor payments and claims made under warranty	(10)	75	(43)	(157)

Ending accrued warranty balance	$396	$293	$396	$293

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

The Company provides no warranty to its customers related to distribution sales.  Any warranties provided are provided directly to the customer by the manufacturer.

Foreign Currency – The functional currency of Premier Power Italy and Premier Power Spain is the Euro. Their assets and liabilities are translated at period-end exchange rates, including goodwill, except for certain non-monetary balances, which are translated at historical rates. All income and expense amounts of Premier Power Italy and Premier Power Spain are translated at average exchange rates for the respective period. Translation gains and losses are not included in determining net income but are accumulated in a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in the determination of net income (loss) in the period in which they occur. For the three and nine months ended September 30, 2010, the foreign currency transaction loss was $11 thousand and $43 thousand, respectively.  For the three and nine months ended September 30, 2009, the foreign currency transaction gain was $215 thousand and $299 thousand, respectively.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

Comprehensive Income – FASB ASC Topic 220 (Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”) establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity during the period from non-owner sources, such as foreign currency translation adjustments.

Income Taxes – The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon the weight of available evidence, including expected future earnings. A valuation allowance is recognized if it is more likely than not that some portion or all of a deferred tax asset will not be realized. At September 30, 2010, the Company has a full valuation allowance for the net deferred tax asset associated with its U.S. operations.  Prior to September 2008, the Company was not subject to federal income tax.

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

The fair value measurement assumes that the contingent consideration liability is transferred to a market participant at the valuation date and that the nonperformance risk related to the contingent consideration liability remains constant. The Company estimates the fair value using the market price of its shares since it believes this represents the present value of its future stock returns, discounted at the Company’s required rate of return. The Company also estimates the number of shares to be issued based on a number of financial scenarios weighted based on their relative probability. The Company considers the effect of counterparty performance risk in its fair value estimate. The Company estimates the counterparty performance risk by comparing its quoted borrowing rates offered to it to those of U.S. treasury notes and uses the underlying spread to discount the estimated fair value.

Reclassifications – Certain reclassifications were made to prior year amounts to conform with the current year presentation.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures (ASU 2010-06) to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. Levels 1, 2, and 3 of fair value measurements are defined in Note 16 below.  The Company has adopted the provisions of this guidance, except for those pertaining to Level 3 fair value measurements, which it will adopt on January 1, 2011, as required. There was no material impact on the Company’s results of operations, cash flows, or financial position resulting from the adoption of this guidance. Further, the Company expects that adoption of the provisions pertaining to Level 3 fair value measurements on January 1, 2011 will not have a material impact on its results of operations, cash flows, or financial position.

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

In August 2009, an update was made to Fair Value Measurements and Disclosures –Measuring Liabilities at Fair Value.”   This update permits entities to measure the fair value of liabilities, in circumstances in which a quoted price in an active market for an identical liability is not available, using a valuation technique that uses a quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or the income or market approach that is consistent with the principles of Fair Value Measurements and Disclosures.    Effective upon issuance, the Company adopted this guidance with no material impact to our consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share data)		(in thousands, except per share data)
Net loss attributable to Premier Power Renewable Energy, Inc.	$(1,188)	$(986)	$(1,267)	$(525)
Earnings (loss) per share:
Basic	$(0.04)	$(0.04)	$(0.05)	$(0.02)
Diluted	$(0.04)	$(0.04)	$(0.05)	$(0.02)
Weighted average shares outstanding:
Basic	26,602	26,049	26,588	26,049
Diluted	26,602	26,049	26,588	26,049

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

For the three and nine month periods ended September 30, 2010, there were issued and outstanding stock options exercisable for an aggregate 2,333,600 and 1,972,705 shares of common stock, respectively, that were anti-dilutive as their weighted average exercise price exceeded the average market price of the Company’s common stock.  For the three and nine months ended September 30, 2010, an additional 6,300,000 of shares of common stock from the potential conversion of preferred shares were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.  For the three and nine months ended September 30, 2009, 5,550,753 and 6,312,466, respectively, of potentially dilutive securities, including options, warrants, and convertible preferred shares, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive.

4.	INTANGIBLE ASSETS

Intangibles consist of amortizing intangibles and goodwill.  At September 30, 2010 and December 31, 2009, such amounts were as follows:

	September 30, 2010	December 31, 2009
	(in thousands)
Trademark	$775	$814
Customer List	63	89
Employee contract	-	67
	838	970
Goodwill	11,663	12,254
	$12,501	$13,224

Amortization periods for the intangibles are as follows: trademark – 17 years, customer list – 3 years, and employee contract – 2 years. Amortization for the three and nine months ended September 30, 2010 was $43 thousand and $132 thousand, respectively.  Amortization for the three and nine months ended September 30, 2009 was $67 thousand and $191 thousand, respectively.   Accumulated amortization was $376 thousand and $244 thousand at September 30, 2010 and December 31, 2009, respectively. The change of $591 thousand in goodwill as of September 30, 2010 compared to December 31, 2009 was the result of changes in foreign currency translation rates.

The Company expects amortization expense for the next five years to be as follows (in thousands):

Year	Amount
2010	$21
2011	$84
2012	$71
2013	$52
2014	$52

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2010	December 31, 2009
	(in thousands)
Equipment	$249	$217
Furniture and computers	225	204
Vehicles	624	651
	1,098	1,072
Less: accumulated depreciation	(564)	(457)
	$534	$615

Depreciation expense was $48 thousand and $140 thousand for the three and nine months ended September 30, 2010, respectively.  Depreciation expense was $40 thousand and $118 thousand for three and nine months ended September 30, 2009.

6.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2010	December 31, 2009
	(in thousands)
Sales and local taxes	$143	$176
Payroll	436	363
Accrued subcontractors	1,015	998
Warranty reserve	396	359
Other operational accruals	413	147
	$2,403	$2,043

7.	INCOME TAXES

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

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

Our net deferred tax assets decreased from $1.8 million as of December 31, 2009 to $0.7 million as of September 30, 2010 primarily as a result of the Company recognizing a valuation allowance of $1.4 million during the quarter ended June 30, 2010 mainly related to net operating loss carry forwards in the U.S. offset by an increase in deferred tax assets in Spain.   The valuation allowance was recorded as a result of delays in the execution and signing of certain construction contracts, and we believe based on current U.S. operations that it has become more likely than not that we will be unable to realize our U.S. net operating loss carry forwards.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The Company adopted the provisions of accounting for uncertain tax positions in accordance with the Income Taxes (ASC 740) topic on September 8, 2008, and, accordingly, performed a comprehensive review of the Company’s uncertain tax positions as of that date.  In this regard, an uncertain tax position represents its expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.

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

The liability for uncertain tax positions is recorded in accrued expenses in the Company’s consolidated balance sheet.  The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision.  Interest and penalties are computed based upon the difference between its uncertain tax positions under ASC 740 and the amount deducted or expected to be deducted in its tax returns.  The Company has not accrued or paid for any interest and penalties.

8.	BORROWINGS

Notes Payable

Notes payable were $0.8 million at September 30, 2010 and December 31, 2009.  Notes payable of $50 thousand are secured by vehicles and have maturities through 2014.  Additionally, we have $33 thousand in short term unsecured notes associated with various insurance policies.  Premier Power Spain has two unsecured loans totaling $0.5 million with Instituto de Crédito Oficial as of September 30, 2010.  Payments on the two loans begin in December 2010 and June 2011, respectively.  The loans provide for six additional monthly payments of $63 thousand and $38 thousand, respectively, to their maturity dates of June 2012 and December 2012, respectively.  The annual interest rates on the notes range from 2.9% to 6.4%.

Lines of Credit

On July 13, 2009, the Company entered into a loan agreement with Umpqua Bank, an Oregon corporation, for a line of credit of up to $12 million, maturing on July 13, 2011.  The loan agreement provided for an initial line of credit of $7 million, provided, however, that the Company may request no more than twice prior to the maturity date that the line of credit be increased to an amount not to exceed $12 million in the event the Company acquires another subsidiary and require additional working capital for such subsidiary.  The balance of the line of credit was paid off and terminated on September 15, 2010.  There is no outstanding balance, and the Company has no further borrowing capabilities under this line of credit.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

At September 30, 2010, Premier Power Spain had an unsecured line of credit for $0.1 million, which has interest terms of Euribor+3.25 and is due in full on August 1, 2011.  As of September 30, 2010, there was approximately $100 thousand outstanding on the line.

The future principle payments on these balances as of September 30, 2010 are as follows:

(in thousands)
2010	$245
2011	316
2012	210
2013	10
2014	5
$786

9.	EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock, par value $ 0.0001 per share (“Preferred Stock”). The Preferred Stock may be issued from time to time in series having such designated preferences and rights and qualifications and to such limitations as the Board of Directors may determine.

The Company has designated 5,000,000 shares of Preferred Stock as Series A Convertible Preferred Stock (“Series A Stock”).  The holders of Series A Stock have no voting rights except with regards to certain corporate events, enjoys a $2.40 liquidation preference per share, subject to adjustment, over holders of common stock, and may convert each share of Series A Stock into one share of common stock at any time.  Series A stock converts automatically upon the occurrence of an offering meeting certain criteria.  Holders of the Series A Stock have certain redemption rights.  The Company has determined that the events triggering such rights are either in control of the Company or in the case of such events where the Company is not deemed to exercise control; the redemption right is limited to the ability to convert into shares of the Company’s common stock.  As of September 30, 2010 and 2009, there were 3,500,000 shares of Series A Stock outstanding.

The Company has designated 2,800,000 shares of Preferred Stock as Series B Convertible Preferred Stock (“Series B Stock”).  The holders of Series B Stock have no voting rights except with regards to certain corporate events and may convert each share of Series B Stock into one share of common stock at any time. Series B stock converts automatically upon the occurrence of an offering meeting certain criteria.  Holders of the Series B Stock have certain redemption rights.  The Company has determined that the events triggering such rights are either in control of the Company or in the case of such events where the Company is not deemed to exercise control; the redemption right is limited to the ability to convert into shares of the Company’s common stock.  As of September 30, 2010 and 2009, there were 2,800,000 shares of Series B Stock outstanding.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

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

Certain stockholders have guaranteed certain obligations under the Company’s borrowings and operating leases.  Premier Power Italy purchased $0.06 million of furniture and office equipment from a company related to an executive officer of Premier Power Italy.  Premier Power Italy also retained a relative of an executive officer on a contract basis to perform design services and has been paid an insignificant amount for the nine months ended September 30, 2010.  In addition, an executive officer has contracted with the Company for a residential solar system.  For the nine months ended September 30, 2010, the Company has recognized minimal revenue and cost from this contract.  The total contract value is for $50 thousand.

11.	COMMITMENTS AND CONTINGENCIES

Premier Power Spain is party to non-cancelable leases for operating facilities in Barcelona and Madrid, Spain which expire in 2012 and 2014, respectively.  Premier Power Italy is party to a non-cancelable lease for operating facilities in Ripolimosani and Campobasso, Italy, which expires in 2015.  Premier Power California is party to a non-cancelable lease for operating facilities in Redlands, California, which expires in 2010.  These leases provide for annual rent increases tied to the Consumer Price Index. The leases require the following payments as of September 30, 2010, subject to annual adjustment, if any:

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

(in thousands)
2010	$40
2011	148
2012	130
2013	120
2014	30
Thereafter	17
$484

In May 2010, the Company entered into an agreement with a reseller.  Under the agreement, the Company pays $1,000 per month, with the first 6 months of fees waived.  Additionally, the Company provides the reseller a margin of 5%-6% on sales of its products by the reseller.  The agreement expires in May 2011, unless renewed.

At times we enter into take or pay agreements with our suppliers.  This provides pricing advantages to the Company in return for supply certainty.  At September 30, 2010, the Company, as part of the purchase of solar modules from a vendor for distribution in the Czech Republic, entered into a take or pay agreement of which 500 kilowatts of solar modules with a value of approximately $1.0 million remain to be delivered.  This agreement is supported by a Letter of Credit.  We currently have no other take or pay commitments outstanding and have incurred no losses as a result of these agreements.

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

The conditions that must be met and the amount of the 3 million shares, if any, to be issued are described below:

(i)
375,000 shares for each ten million Euros (€10 million, or approximately $14.2 million) worth of net sales (as defined) achieved by Premier Power Italy from July 9, 2009, the escrow opening date, to December 31, 2009 (the “First Issuance”), with the maximum number of shares released as part of the First Issuance to be 1,500,000 shares (any number of shares not issuable as part of the First Issuance solely due to the fact that the 1,500,000 shares threshold was exceeded is hereinafter referred to as the “Excess Issuable Amount”);

(ii)
50% of the Excess Issuable Amount, if any, plus 200,000 shares for each ten million Euros (€10 million, or approximately $14.2 million) worth of net sales achieved by Premier Power Italy from January 1, 2010 to December 31, 2010 (the “Second Issuance”). The maximum combined number of shares to be released as part of the First Issuance and the Second Issuance, in the aggregate, shall not exceed 3,000,000 shares; and

(iii)
100,000 shares for each ten million Euros (€10 million, or approximately $14.2 million) worth of net sales achieved by Premier Power Italy from January 1, 2011 to December 31, 2011 (the “Third Issuance”). The maximum combined number of shares to be released as part of the First Issuance, the Second Issuance, and the Third issuance, in the aggregate, shall not exceed 3,000,000 shares.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

At September 30, 2010 and December 31, 2009, the Company estimated the fair value of the contingent consideration liability at $1.9 million and $7.7 million, respectively, assuming 1,422,100 and 2,801,875 shares of its common stock, respectively, would be issued, a share price of $1.37 and $2.75, respectively, and an adjustment for counterparty performance risk.  As of September 30, 2010, the Company estimated the amount of shares earned by the seller was approximately 502,100 for period ended December 31, 2009, but no such shares have yet been distributed as the Company and seller are finalizing the application of the conditions to the 2009 results. The Company does not expect the final number of shares to be issued for 2009 to materially differ from its current estimate.

13.	DERIVATIVE INSTRUMENT

On January 1, 2009, the Company adopted FASB ASC 815 (EITF 07-5, “Determining Whether an Instrument (or embedded Feature) is Indexed to an Entity’s Own Stock”). As part of the adoption of FASB ASC 815, the Company determined that its warrants are not indexed to its stock as a result of the basis of an exercise price reset that occurs when the Company sells its common stock at a lower price, even if such price is at fair value. Thus, the value of the warrants were recorded as a liability.

The Company recorded a warrant liability in the amount of $11.1 million upon adoption of FASB ASC 815.  The liability was then adjusted to fair value, $9.6 million as of March 31, 2009 and $8.9 million as of June 30, 2009.  As a result of the changes in fair value, the Company recorded income of $0 million and $2.2 million for the three and nine months ended September 30, 2009, respectively.

The Company recorded the following cumulative effect of change in accounting principle pursuant to its adoption of EITF 07-05 as of January 1, 2009:

	Other	Other
	Paid-In-	Current	Retained
	Capital	Liability	Earnings
		(in thousands)
Record January 1, 2009, derivative instrument liability related to warrants	$-	$11,119	$-
Record January 1, 2009, the reversal of prior accounting related warrants	(1,794)	-	(9,325)
	$(1,794)	$11,119	$(9,325)

The Company used the Black-Scholes pricing model to calculate fair value of its warrant liability.  Key assumptions used are as follows:

Number of Shares included in Warrant	Dividend Yield	Volatility	Risk-Free Rate	Expected Life (in years)	Stock Price

1,750,000	0.0%	95.0%	4.5%	4.0	$2.50

1,750,000	0.0%	95.0%	4.5%	4.0	$3.00

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

14.	SHARE-BASED COMPENSATION EXPENSE AND VALUATION OF STOCK OPTIONS AND RESTRICTED STOCK-BASED AWARDS

The Company’s 2008 Equity Incentive Plan (the “Incentive Plan”) provides for the issuance of incentive stock options and non-statutory stock options. The board of directors determines to whom grants are made and the vesting, timing, amounts, and other terms of such grants, subject to the terms of the Incentive Plan. Incentive stock options may be granted only to employees of the Company, while non-statutory stock options may be granted to the Company’s employees, officers, directors, certain consultants, and certain advisors. Options under the Incentive Plan vest as determined by the Board.  The term of the options granted under the Incentive Plan may not exceed 10 years, and the maximum number of shares of common stock that may be issued pursuant to stock options and stock awards granted under the Incentive Plan is 2,951,875 shares in the aggregate. The Company granted 545,000 and 1,273,500 options in the three and nine months ended September 30, 2010, respectively.  An aggregate of 2,764,229 stock options and awards (net of forfeitures) were committed and 187,646 were available for grant under the Incentive Plan as of September 30, 2010.

Restricted stock awards granted under the Incentive Plan are independent of option grants and are subject to restrictions.  Awards, which have been issued since 2009, are subject to forfeiture if employment or services are terminated prior to the release of restrictions, which generally occurs on a ratable basis over three to four years from the date of grant.  The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restriction lapse.  At September 30, 2010 and 2009, there were an aggregate of 183,000 and 150,000, respectively, restricted stock awards unissued and unvested.

Share-based compensation is included in the following operating expense line items in our consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Cost of revenues	$40	$28	$163	$121
Selling and marketing	76	18	277	79
General and administrative	113	41	273	177
	$229	$87	$713	$377

We estimate the fair value of our stock option grants using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  Option valuation models, including the Black-Scholes-Merton option-pricing model, require the input of assumptions, including stock price volatility.  Changes in the input assumptions can materially affect the fair value estimates and ultimately how much we recognize as share-based compensation expense.  The fair values of our stock options were estimated at the date of grant.  The weighted average input assumptions used and resulting fair values were as follows for the nine months ended September 30, 2010 and 2009:

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

	Nine Months Ended September 30,
	2010	2009
Expected volatility	82.95%	93.60%
Expected dividend	0%	0%
Expected term	6.2 years	6.5 years
Risk-free interest rate	2.38%	1.88%
Weighted-average fair value per share	$1.25	$3.32

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

The Company has a 401(k) Plan for its United States employees. Employees are eligible to make contributions when they attain an age of twenty-one and have completed at least one year of service. The Company makes discretionary matching contributions to employees who qualify for the Plan and were employed on the last day of the Plan year. Such contributions totaled $0 for each of the three and nine month periods ended September 30, 2010 and 2009.  Employees are vested 100% after 3 years of service.  None of the Company’s subsidiaries offer defined contribution or defined benefit plans to employees.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability.  In accordance with  FASB ASC 820 (SAS No. 157, “Fair Value Measurements”), the Company uses fair value measurements based on quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), or unobservable inputs for assets or liabilities (Level 3), depending on the nature of the item being valued.

The following disclosure is made in accordance with FASB ASC 820 (FASB Staff Position (FSP) FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments”): The carrying amounts of cash and cash equivalents and accounts receivable, prepaid expenses, costs and estimated earnings in excess of billings, accounts payable, billings in excess of costs and estimated earnings on uncompleted contracts, and accrued liabilities approximate their fair values at each balance sheet date due to the short-term maturity of these financial instruments. The fair value of the Company’s borrowings approximates their carrying values, either as a result of their short term nature or their terms.

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

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The table below sets forth the Company’s Level 3 financial assets and liabilities that are accounted for at fair value:

	September 30, 2010			December 31, 2009
	(in thousands)			(in thousands)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities: Contingent consideration	$-	$-	$1,901	$-	$-	$7,725

Contingent
Consideration
Liability
(in thousands)
Beginning balance	$7,725
Total gain recognized	5,824
Ending balance	$1,901

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
 (unaudited)

17.	SEGMENT INFORMATION

The Company has adopted Segment Reporting (ASC 280) requiring segmentation based on the Company’s internal organization, reporting of revenue and other performance measures.  Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.  The Company’s chief operating decision maker is the Chief Executive Officer.  The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility.  There are three operating segments, as summarized below:

●
North America – consists of (i) commercial ground mount or rooftop solar energy projects generally ranging from 100kWh to 20MW provided to corporate, municipal, agricultural, and utility customers and (ii) residential that consists mainly of rooftop solar installations generally ranging from 5kWh to 40KWh provided to residential customers primarily in California.

●	Italian – consists of distribution, ground mount, roof mount, and solar power plant installations.

●
Other European – consists of rooftop solar installations generally ranging 5kWh to 1MW provided primarily to businesses that own commercial buildings or warehouse and distribution and engineering, procurement, and construction of ground mount, and solar power plant systems.

Prior to its acquisition of Premier Power Italy, the Company determined that it operated as a single segment. In conjunction with the acquisition and changes in its management structure, the Company determined that the three operating segments noted above are more reflective of its operations. During the three months ended September 30, 2010 the Company renamed the segment previously known as Spain to Other European to reflect an increased level of sales outside of Spain for the three and nine month periods ended September 30, 2010. For the three and nine months ended September 30, 2009 this segment’s activities were almost exclusively conducted within Spain.

The Company refers to the Revenue as the revenue earned from the installation projects and distribution sales.  Currently, the Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments.  Therefore, segment information reported includes only revenues, cost of revenues, and gross profit.  The following tables present the operations by each operating segment:

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30, 2010
	North America	Italian	Other European	Total
		(in thousands)
Revenues	$4,223	$3,061	$21,005	$28,289
Cost of revenues	(3,944)	(2,394)	(20,432)	(26,770)
Gross margin	$279	$667	$573	1,519
Total operating expenses				3,102
Operating loss				$(1,583)

	Three Months Ended September 30, 2009
	North America	Italian	Other European	Total
		(in thousands)
Revenues	$4,479	$337	$1,469	$6,285
Cost of reveneus	(3,969)	(11)	(921)	(4,901)
Gross margin	$510	$326	$548	1,384
Total operating expenses				2,443
Operating loss				$(1,059)

	Nine Months Ended September 30, 2010
	North America	Italian	Other European	Total
		(in thousands)
Revenues	$6,206	$7,368	$27,140	$40,714
Cost of reveneus	(6,291)	(6,366)	(26,058)	(38,715)
Gross margin	$(85)	$1,002	$1,082	1,999
Total operating expenses				7,795
Operating loss				$(5,796)

	Nine Months Ended September 30, 2009
	North America	Italian	Other European	Total
		(in thousands)
Revenues	$9,947	$337	$4,908	$15,192
Cost of reveneus	(9,290)	(11)	(3,601)	(12,902)
Gross margin	$657	$326	$1,307	2,290
Total operating expenses				6,218
Operating loss				$(3,928)

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
 (unaudited)

At September 30, 2010 and December 31, 2009, property and equipment located in the United States, net of accumulated depreciation and amortization, was approximately $0.3 million and $0.3 million, respectively.  At September 30, 2010 and December 31, 2009, property and equipment located in foreign countries, net of accumulated depreciation and amortization, was approximately $0.3 million and $0.3 million, respectively.

18.	SUBSEQUENT EVENT

On November 4, 2010, as part of the annual meeting of stockholders, the holders of at least a majority of the Company’s capital stock approved an amendment to its Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of common stock of not more than one-for-five, with the final ratio to be decided upon at the sole discretion of management and to be approved by the Board.   No reverse split has yet been affected.  In addition, the holders of at least a majority of the Company’s capital stock approved an increase in the number of shares of common stock reserved for issuance under its 2008 Equity Incentive Plan by 2,000,000 shares.

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

Overview

We are a developer, designer, and integrator of solar energy solutions. We develop, market, sell, and maintain solar energy systems for residential, agricultural, commercial, industrial customers in North America and Europe. In addition, we distribute solar modules and invertors to smaller solar developers and integrators.

Our business is conducted by our wholly owned subsidiary, Premier Power Renewable Energy, Inc., a California corporation (“Premier Power California”), through its wholly owned subsidiaries, Bright Future Technologies, LLC, a Nevada limited liability company (“Bright Future”), and Premier Power Sociedad Limitada, a limited liability company formed in Spain (“Premier Power Spain”).  Our business is also conducted by Rupinvest SARL, a corporation duly organized and existing under the law of Luxembourg (“Rupinvest”), through its wholly owned subsidiaries Premier Power Italy S.p.A. (“Premier Power Italy”) and Premier Power Development Srl (“Premier Power Development”), each of which are a private limited company duly organized and existing under the laws of Italy.

We procure solar components from the solar industry’s leading suppliers and manufacturers that includes GE, Sharp, various Chinese module manufacturers, Power One, Fronius, and SunPower Corporation.  We procure solar components that best fit the respective project and do not have any exclusive supplier relationships.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid the reader in fully understanding and evaluating this discussion and analysis:

Basis of Presentation – The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States (“GAAP”), and include the accounts of Premier Power Renewable Energy, Inc. and its subsidiaries.  All intercompany accounts and transactions are eliminated.

Inventories – Inventories, consisting of raw materials and finished goods, are recorded using the average cost method, and are carried at the lower of cost or market.

Share-Based Compensation –   The Company accounts for stock-based compensation under the provisions of  Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718 (Statement of Financial Accounting Standards No. 123 (revised 2004),“Share-Based Payment”), which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant date fair value and generally recognizes the costs in the financial statements over the employee’s requisite service period.  Stock-based compensation expense for all stock-based compensation awards granted was based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718.

Goodwill and Other Intangible Assets – The Company does not amortize goodwill, but rather tests goodwill for impairment at least annually. We determine the fair value of our reporting units using a weighted market and income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we calculate the fair value of the reporting unit using selected comparable companies’ revenue multiples and applying an average of such companies’ multiples to the Company’s revenue. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred, and we recognize an impairment of loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income. In the second quarter of 2010, due to the reduction in forecasted revenue since the purchase of our Italian operations, the Company performed an impairment test of the goodwill recorded from the acquisition of Rupinvest, which totaled $11.2 million at September 30, 2010. The Company's testing approach utilized a discounted cash flow analysis and comparative market multiples to determine the entity's (single reporting unit) fair value for comparison to its carrying value.  We did not recognize any goodwill impairment charges for the nine months ended September 30, 2010 and 2009.  Intangible assets, consisting of a customer list, trademarks, and an employee contract, are amortized over their estimated useful lives ranging from 2-17 years.

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

The Company recognized revenue on a percentage of completion basis on a 1 megawatt solar project in Italy in 2009 and in 2010 as the project was being completed.  The Company completed the project in May 2010 and invoiced the customer in accordance with the related contract.  Subsequently, the customer informed the Company that it intended to resell the project, but the buyer requested that the Company enter into an operating and maintenance (O&M) contract for the solar facility and wanted to purchase the project from the Company in its role as the builder.  The Company agreed to retake title to the project and transfer it to the buyer.  The Company did not receive any additional compensation for the transaction, took on a minimal increase in its warranty exposure that was limited to the de minimis amount of fees of the O&M contract, and did not assume other obligations with its assumption and passage of title to the buyer contemporaneously in June 2010.  Prior to June 2010, there was no agreement to enter into this transaction and payment of the original contract amount was not contingent on the sale to the buyer.  In July 2010, the Company received full payment for the total outstanding accounts receivable, which equals the original contract amount.  The Company determined the assumption of title and sale did not cause a change in the previous accounting recognition, and accordingly there was no effect on the accompanying financial statements.

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

Income Taxes – The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon the weight of available evidence, including expected future earnings. A valuation allowance is recognized if it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of September 30, 2010 the Company has a full valuation allowance for its net deferred tax asset associated with its U.S. operations.  Prior to September 2008, the Company was not subject to federal income tax.

Effective September 1, 2008, the Company adopted FASB ASC 740-10 (Financial Accounting Standards Interpretation FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48)). FASB ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FASB ASC 740-10, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods and no corresponding change in retained earnings. As a result of the implementation of FASB ASC 740-10, the Company has not recognized an adjustment in the liability for unrecognized income tax benefits.  Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate.

Premier Power Italy and Premier Power Development are organized under the laws of Italy and is subject to federal and provincial taxes.  Premier Power Spain is organized under the laws of Spain and is subject to federal and provincial taxes.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures (ASU 2010-06) to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. Levels 1, 2 and 3 of fair value measurements are defined in Note 16 of our annual consolidated financial statements. We have adopted the provisions of this guidance, except for those pertaining to Level 3 fair value measurements, which we will adopt on January 1, 2011, as required. There was no material impact on our results of operations, cash flows, or financial position resulting from the adoption of this guidance. Further, we expect that adoption of the provisions pertaining to Level 3 fair value measurements on January 1, 2011 will not have a material impact on our results of operations, cash flows, or financial position.

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

Results of Operations

Comparison of Three Months Ended September 30, 2010 and 2009

Our revenues for the three months ended September 30, 2010 were $28.3 million, an increase of $22.0 million, or 350.1% from the prior year period.  North America  revenues were $4.2 million for the three months ended September 30, 2010, a decrease of $0.3 million, or 5.7% from the prior year period.  Our Italian operations provided $3.1 million of revenues for the three months ended September 30, 2010, an increase of $2.7 million, or 808.6% from the prior year period.  Other European revenues were $21.0 million for the three months ended September 30, 2010, an increase of $19.5 million, or 1,330.0% from the prior year period.

We had net loss for the three months ended September 30, 2010 of $1.2 million, or $0.04 per share, compared to net loss of $1.0 million, or $0.04 per share, for the three months ended September 30, 2009.  Cost of revenue increased $21.9 million, or 446.3%, for the three months ended September 30, 2010, compared to the prior year period.  Operating expenses increased by $0.7 million, or 27.0%, for the three months ended September 30, 2010, as compared to the prior year period.

Sources of Revenue

	Three Months September 30,
(Dollars in thousands)	2010	2009	Change %
Revenues:
North America	$4,223	$4,479	(5.7)%
Italian	3,061	337	808.6%
Other European	21,005	1,469	1,330.0%
	$28,289	$6,285	350.1%

Our revenues include revenue recognized under installation contracts using the percentage of completion method of accounting.  Additionally, for the three months ended September 30, 2010, we derived revenues from our Italian business segment of $2.7 million primarily as result of distribution sales, which accounted for 89.0% of our total Italian revenue.  The addition of our Italian revenue is a result of the acquisition of our Italian subsidiary in the third quarter of 2009.  North American revenues were down slightly for quarter compared to the comparable quarter in 2009.  This $256 thousand decrease is comprised of a $629 thousand decrease in revenues from residential customers, partially offset by a $373 thousand increase in revenues from commercial customers.  The increase in the commercial revenues in North America was largely the result of the Company signing several megawatt projects in the second and third quarters as our customers have shown greater ability to access project finance versus previous quarters.  We have continued to build a strong project pipeline and backlog in North America, and we have partnered with several power purchase agreement providers and expect to have signed projects from these efforts in future quarters.  The increase in our Other European segment is largely the result of the successful collaboration with a Czech Republic company for approximately $10 million in distribution and engineering, procurement, and construction services on up to 19 megawatts of solar projects and approximately $10 million in distribution to a large Spanish development company.

Cost of revenues

	Three Months Ended September 30,
(Dollars in thousands)	2010	2009	Change %
Cost of Revenues
North America	$3,944	$3,969	(0.6)%
Italian	2,394	11	21,707.4%
Other European	20,432	921	2,120.9%
	$26,770	$4,901	446.2%

Share-based compensation included above	$40	$28	44.4%
Gross Margin Percentage
North America	6.6%	11.4%
Italian	21.8%	96.7%
Other European	2.7%	37.4%
	5.4%	22.0%

Cost of revenues include all direct material and labor costs attributable to a project as well as certain indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs.  Cost of revenues for North America decreased $25 thousand, or 0.6%, for the three months ended September 30, 2010, compared to the prior year period.  The decrease was primarily the result of a decrease in recognized revenue.  North America gross margin decreased to 6.6% due to the insufficient volume of net sales to cover fixed operational costs and the increased competitive nature of the industry as a result of lower U.S. energy incentives.  The gross margin for our Italian operations was 21.8%.  The Italian operation was newly acquired in the third quarter of 2009, and the margins realized for that quarter are not indicative of expected margins.  Large scale solar projects have, in prior quarters, contributed to our Italian gross margins, and none were recognized in the three months ended September 30, 2010.  Cost of revenues for our Other European operations increased $19.5 million, or 2,120.9%, for the three months ended September 30, 2010 compared to the prior year period.  The increase can be attributable to an increase in net revenues of $19.5 million, but the increase was largely due to entry into the Czech Republic market where initially we are primarily providing procurement, distribution, and engineering services, which generally have lower margins than those realized on our construction contracts.  The gross margin for our Other European operations decreased to 2.7% of revenues.

Operating Expenses

	Three Months September 30,
(Dollars in thousands)	2010	2009	Change %
Selling and marketing	$1,436	$601	138.9%
General and administrative	$1,666	$1,842	(9.6)%
As a percent of revenues
Selling and marketing	5.1%	9.6%
General and administrative	5.9%	29.3%
Share-Based Compensation Included Above:
Selling and marketing	$76	$18	313.5%
General and administrative	$113	$41	176.4%

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of personnel costs and costs related to our sales force and marketing staff.  They also include expenses relating to advertising, brand building, marketing promotions and trade show events, lead generation, investor relations, and travel and related overhead.  Commissions are due and payable when customer payment is received.  Selling and marketing expense for the three months ended September 30, 2010 increased $835 thousand, or 138.9% compared to the prior year period largely as a result of the 2009 acquisition of our Italian operations.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources, and other administrative functions.  They also include professional service fees, bad debt expense, and other corporate expenses and related overhead.  General and administrative expenses decreased by $176 thousand, or 9.6%, for the three months ended September 30, 2010 compared to the prior year period.  During the third quarter of 2009, we experienced the highest quarter of general and administrative expenses in the last 3 years, largely due to salary costs related to restructuring and severance payments made to employees who were laid off during that period and a one-time cost of commissions associated with our acquisition of our Italian operations.  The decrease from that higher level was to be expected but was partially offset by increases in the growth of our international operations, which combined had general and administrative expenses of $591 thousand for the quarter compared to $404 thousand for the comparable period during the prior year.  Additionally, in the current period, we incurred a one-time expense of $251 thousand related to the write-off of costs related to the termination of a secondary public offering.

Other Income and Expenses

Other income and expense consists of change in fair value of financial instruments, interest income, interest expense, gains and losses from foreign currency exchange, and other income (expense).  Change in fair value of financial instruments consists of gain on the fair value and cancellation of warrant liability in the 2009 period and changes in the fair value of the contingent consideration liability in the 2010 period.

Income Taxes

For three months ended September 30, 2010 and 2009, the effective tax rate is different from the U.S. federal statutory rate primarily due to changes in the valuation allowance, the fair value of the contingent consideration liability and financial instruments, and earnings considered as indefinitely reinvested in foreign operations.

Comparison of Nine Months Ended September 30, 2010 and 2009

Our total revenues for the nine months ended September 30, 2010 were $40.7 million, an increase of $25.5 million, or168.0%, from the nine months ended September 30, 2009.  North America revenues were $6.2 million for the nine months ended September 30, 2010, a decrease of $3.7 million, or 37.6%, from the prior year period.  Our Italian operations provided $7.4 million of revenues for the nine months ended September 30, 2010, an increase of $7.0 million, or 2,086.7%, from the prior year.  Other European revenues were $27.1 million for the nine months ended September 30, 2010, an increase of $22.2 million, or 453.0%, from the prior year period.

Our net loss for the nine months ended September 30, 2010, was $1.3 million, or $0.05 per share, compared to net loss of $0.5 million, or $0.02 per share, for the nine months ended September 30, 2009.  Net loss was impacted by the effects of a $5.8 million gain associated with the adjustment to fair value of the contingent consideration liability and a $1.4 million valuation allowance on deferred tax assets for the nine months ended September 30, 2010.  Net income for the nine months ended September 30, 2009 was impacted by a $2.2 million gain associated with the cancellation of all of our issued and outstanding Series A Warrants and Series B Warrants and a $1.2 million income tax benefit recorded.  Cost of revenues increased by $25.8 million, or 200.1%, for the nine months ended September 30, 2010, compared to the prior year period.  Operating expenses increased by $1.6 million, or 25.4%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Sources of Revenue

	Nine Months September 30,
(Dollars in thousands)	2010	2009	Change %
Net revenues:
North America	$6,206	$9,947	(37.6)%
Italian	7,368	337	2,086.7%
Other European	27,140	4,908	453.0%
	$40,714	$15,192	168.0%

For the nine months ended September 30, 2010, in addition to revenues under installation contracts, we increased revenues from our distribution business.   In North America revenues were $0.1 million, Italian revenues were $6.7 million, and Other European revenues were $12.3 million from our distribution services business, which in the aggregate was 46.9% of our total revenue.  We did not start our distribution services business in our Other European segment until early 2010.  The increase in revenue in the United States was largely the result of the Company signing several mega watt projects in the second and third quarters as our customers have shown greater ability to access project finance versus previous quarters.  We have begun to build a strong product pipeline and backlog in the U.S., and we have partnered with several power purchase agreement providers and expect to begin to have signed projects from these efforts in future quarters.  The growth in Italian revenues is the result of the acquisition of our Italian subsidiary in the third quarter of 2009.  The increase in our Other European segment is largely the result of the successful collaboration with a Czech Republic company for approximately $10 million in distribution and engineering, procurement, and construction services on up to 19 megawatts of solar projects which began in the second quarter of 2010 and approximately $10 million in distribution to a large Spanish development company.

Cost of Revenues

	Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	Change %
Cost of Revenues
North America	$6,573	$9,290	(29.2)%
Italian	6,366	11	57,884.8%
Other European	25,776	3,601	615.8%
	$38,715	$12,902	200.1%

Share-based compensation included above	$163	$121	34.8%
Gross Margin Percentage
North America	(5.9)%	6.6%
Italian	13.6%	96.7%
Other European	5.0%	26.6%
	4.9%	15.1%

Cost of revenues increased $25.8 million, or 200.1%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  The increase was primarily the result of increased recognized revenues in the Other European market and the addition of our Italian operation.  North America gross margin decreased to negative 5.9% due to the recognition of an insufficient volume of net sales to cover fixed operation costs, the increased competitive nature of the industry, and the scope and size of projects as larger projects typically have lower gross margins.  The gross margin for our Italian operations was 13.6% and is a combination of generating less of our revenue from solar projects and increased lower margin distribution sales.  Cost of revenues for our Other European operations increased $22.1 million, or 615.8%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  The increase was primarily the result of increased revenues from our Czech Republic collaboration.  The gross margin for our Other European operations decreased to 5.0% of revenues due to entry into the Czech Republic market where initially we are primarily providing procurement, distribution, and engineering services, which generally have lower margins than those realized on our construction contracts.

Operating Expenses

	Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	Change %
Selling and marketing	$2,948	$1,973	49.4%
General and administrative	$4,847	$4,245	14.2%
As a percent of revenues
Selling and marketing	7.2%	13.0%
General and administrative	11.9%	27.9%
Share-Based Compensation Included Above:
Selling and marketing	$277	$79	250.2%
General and administrative	$270	$177	53.2%

Selling and Marketing Expenses

Selling and marketing expenses were higher for the nine months ended September 30, 2010 by $1.0 million, or 49.4%, compared to the nine months ended September 30, 2009, largely as result of the addition of our acquired Italian operations.  In addition, the generation of increased revenues required expenditures for increased sales commissions and for the use of third party sales agents.

General and Administrative Expenses

General and administrative expenses increased by $0.6 million, or 14.2%, for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.  The increase was attributable to the growth of our international operations, which combined for $1.8 million of general and administrative expenses for the nine months ended September 30, 2010 compared to $0.9 million for the comparable period in the prior year.  Additionally, in the current period, we incurred a one-time expense of $251 thousand related to the write-off of costs related to the termination of a secondary public offering.

Other Income and Expenses

Other income and expense consists of change in fair value of financial instruments, interest income, interest expense, gains and losses from foreign currency exchange, and other income (expense). Change in fair value of financial instruments consists of gain on the fair value and cancellation of warrant liability and changes in the fair value of contingent consideration liability.  For the nine months ended September 30, 2010, interest expense increased by $75 thousand compared to the nine months ended September 30, 2009, due primarily to increased borrowing in our Spanish subsidiary.

Income Taxes

For the nine months ended September 30, 2010 and 2009, the effective tax rate is different from the U.S. federal statutory rate primarily due to changes in the valuation allowance, the fair value of the contingent consideration liability and financial instruments, and earnings considered as indefinitely reinvested in foreign operations.  The valuation allowance of $1.4 million recorded in June 2010 related to net deferred tax assets associated with our U.S. operations was recorded as we believe based on current U.S. operations that it has become more likely than not that we will be unable to realize our U.S. net operating loss carryforwards.

Liquidity

Cash Flows

For the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Net cash flow provided by (used in) operating activities	$556	$(6,855)
Net cash used in investing activities	$(75)	$(115)
Net cash (used in) provided by financing activities	$(1,670)	$4,834
Cash and cash equivalents	$2,592	$3,666

The Company generates cash from operations primarily from cash collections related to its installation and distribution sales.  Net cash provided by operating activities was $0.6 million for the nine months ended September 30, 2010, compared with net cash used in operating activities of $6.8 million for the nine months ended September 30, 2009.  Our largest source of increased operating cash flows for the nine months ended September 30, 2010, was the combined increase of $8.5 million resulting from an increase in billings in excess of cost and estimated earnings and a decrease in cost and estimated earnings in excess of billings on uncompleted contracts.  Our primary use of cash from operating activities was net loss of $1.3 million and the add-back of a noncash gain of $5.8 million from the change in fair value of the contingent consideration liability, as well as increases in inventories and prepaid assets.  Accounts receivable and accounts payable both increased significantly as a result of the growth in the Other European segment, but these effects essentially offset each other.  As of September 30, 2010, we had significant projects pending billing upon completion in our Italian business segment.  Upon billing and receipt, we anticipate an increase in cash and cash equivalents.

The change in cash flows from investing activities was minimal for the nine months ended September 30, 2010 and 2009 with minimal capital asset purchases.

The change in cash flows from financing activities primarily relate to borrowings and payment under debt facilities.  The net cash flows from financing activities for the nine months ended September 30, 2009 was mainly the result of the issuance of our Series B Convertible Preferred Stock in exchange for net proceeds of $3 million during the first half of 2009.

Material Impact of Known Events on Liquidity

Our expanding large-scale solar power project development business in Italy is having increased liquidity requirements. Solar power project development cycles can take several months to develop. In certain of our markets, primarily Italy, it is not uncommon to receive payment at the end of a project. This may require us to make an advancement of costs prior to cash receipts. To date, we have financed these up-front construction costs using working capital and cash on hand.  In addition, the solar module market has been in tight supply and has required us at times to pay for modules in advance of receipt or customer payment to ensure delivery timelines for our projects.

The disruption in the credit markets has had a significant adverse impact on a number of financial institutions.  As of September 30, 2010, however, our liquidity and capital investments have not been materially adversely impacted, and we believe that they will not be materially adversely impacted in the near future.  We will continue to closely monitor our liquidity and the credit markets.  Nonetheless, we cannot predict with any certainty the impact to us of any further disruption in the credit environment.

There are no other known events that are expected to have a material impact on our short-term or long-term liquidity.

Capital Resources

As of September 30, 2010, we had $2.6 million of cash and cash equivalents.  We also have extended payment terms on certain of our accounts payable from large solar projects that we believe will provide additional working capital.  We have financed our operations primarily through operating activities and equity financings.  In September 2010 we paid off and cancelled our $7.0 million credit line with Umpqua Bank that was for working capital and capital expenditures. We renewed a €100,000 credit line for Premier Power Spain, which expires on August 1, 2011.  Please see the discussion below under “Lines of Credit.” At September 30, 2010, there were no available borrowings under Premier Power Spain’s line of credit.

We also have contracted backlog in the amount of approximately $55.6 million, as of September 30, 2010, consisting of non-cancellable signed contracts for projects for approximately 16.5 MW that the Company expects to complete within the next 12 months, including projects for 2 MW representing revenues of approximately $10.3 million in the Italian business segment, projects for 4.7 MW representing revenues of approximately $25.3 million in the North America business segment, and projects for 9.8 MW representing revenues of approximately $20.0 million in the Other European business segment. In addition to our cash and cash equivalents and accounts receivable, we expect to invoice approximately $7.6 million against our costs and estimated earnings in excess of billings on uncompleted contracts in the next 90 days. Thus, we believe that our current cash and cash equivalents, cash flow from operations, and our line of credit with banks will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for at least the next 12 months.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Line of Credit

On July 13, 2009, the Company entered into a loan agreement with Umpqua Bank, an Oregon corporation, for a line of credit of up to $12 million, maturing on July 13, 2011.  The loan agreement provided for an initial line of credit of $7 million, provided, however, that the Company may request no more than twice prior to the maturity date that the line of credit be increased to an amount not to exceed $12 million in the event the Company acquires another subsidiary and require additional working capital for such subsidiary.  The balance of the line of credit was paid off and terminated on September 15, 2010.  There is no outstanding balance, and the Company has no further borrowing capabilities under this line of credit.

At September 30, 2010, Premier Power Spain had an unsecured line of credit for $0.1 million, which has interest terms of Euribor+3.25 and is due in full on August 1, 2011.  As of September 30, 2010, there was $0.1 million outstanding on the line.

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

The following table summarizes our contractual obligations as of September 30, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

		Less than 1
	Total	year	1-3 Years	3-5 Years
	(in thousands)
Contractual Obligations:
Bank indebtedness	$786	$248	$533	$5
Operating leases	484	40	397	47
	$1,270	$288	$930	$52

In May 2010, we entered into an agreement with a reseller.  Under the agreement, we pay $1,000 per month, with the first 6 months of fees waived.  Additionally, we provide the reseller a margin of 5%-6% on sales of our products by the reseller.  The agreement expires in May 2011, unless renewed.

At times we enter into take or pay agreements with our suppliers.  This provides pricing advantages to the Company in return for supply certainty.  At September 30, 2010, we, as part of the purchase of solar modules from a vendor for a project in the Czech Republic, entered in to a take or pay agreement of which 500 kilowatts of solar modules with a value of approximately $1.0 million remain to be delivered.  This agreement is supported by a Letter of Credit.  We currently have no other take or pay commitments outstanding and have incurred no losses as a result of these agreements.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material developments during the quarter ended September 30, 2010 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended September 30, 2010 to report.

Item 3.  Defaults Upon Senior Securities.

None.

Item 5.  Other Information.

(a)  None.
(b)  There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6.  Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment of the Certificate of Incorporation, filed August 19, 2008 with the Secretary of State of the State of Delaware (2)
3.4	Certificate of Amendment of the Certificate of Incorporation, filed August 29, 2008 and effective September 5, 2008 with the Secretary of State of the State of Delaware (3)
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed September 10, 2008 with the Secretary of State of the State of Delaware (3)
3.6	Amendment to Certificate of Incorporation, filed November 24, 2008 with the Secretary of State of Delaware (4)
3.7	Amendment to Bylaws (5)
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed with the Delaware Secretary of State on June 12, 2009 (6)
10.1	Securities Purchase Agreement Amendment No. 1 between the Registrant and Vision Opportunity Master Fund, Ltd., dated September 30, 2010 (7)
31.1	Section 302 Certification by the Corporation’s Principal Executive Officer *
31.2	Section 302 Certification by the Corporation’s Principal Financial and Accounting Officer *
32.1	Section 906 Certification by the Corporation’s Principal Executive Officer *
32.2	Section 906 Certification by the Corporation’s Principal Financial and Accounting Officer *

*	Filed herewith.
(1)	Filed on February 13, 2007 as an exhibit to our Registration Statement on Form SB-2/A, and incorporated herein by reference.
(2)	Filed on August 29, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(3)	Filed on September 11, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(4)	Filed on November 26, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(5)	Filed on January 16, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(6)	Filed on June 18, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(7)	Filed on October 4, 2010 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER POWER RENEWABLE ENERGY, INC.
(Registrant)

Date: November 15, 2010	By:	/s/ Dean R. Marks
Dean R. Marks
Chief Executive Officer and President (Principal Executive Officer)

Date: November 15, 2010	By:	/s/ Frank J. Sansone
Frank J. Sansone
Chief Financial Officer (Principal Financial & Accounting Officer)