Form 10-K
period 2010-12-31
Premier Power Renewable Energy, Inc.
filed 2011-03-31
CIK 1388686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $15,496,959 as of June 30, 2010, based upon 11,069,257 shares at $1.40 per share as reported on the OTC Bulletin Board.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   ☒ Yes  ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date: 29,099,750 shares of common stock as of March 15, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K contains forward-looking statements.  Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements that involve assumptions and describe our future plans, strategies, and expectations are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this annual report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this annual report generally.  This annual report may contain market data related to our business that may have been included in articles published by independent industry sources.  Although we believe these sources are reliable, we have not independently verified this market data.  This market data includes projections that are based on a number of assumptions.  If any one or more of these assumptions turns out to be incorrect, actual results may differ materially from the projections based on these assumptions.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will in fact occur.  In addition to the information expressly required to be included in this annual report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

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

PART I

Item 1.  Business.

Overview

We are a developer, designer, and integrator of ground mount and rooftop solar energy solutions for commercial, industrial, residential and equity fund customers in North America and Europe.  Additionally, we distribute solar modules and inverters in our markets, primarily in Europe. We provide a full range of installation services to our solar energy customers including design, engineering, procurement, permitting, construction, grid connection, warranty, system monitoring, and maintenance services.  We use solar components from the industry’s leading suppliers and manufacturers including solar panels from GE, Canadian Solar, Sharp, Jinko, Tianwei, and Sun Power, inverters from Power One, Fronius, SMA, Satcon, and Xantrex, solar trackers from PV Tracker and PV Powered.  We have installed over 1,400 solar power systems since the commencement of our current business operations in 2003, with the scale of these projects ranging from 5 kilowatts to multi megawatts of installed capacity.  We believe our experience in developing, designing, and installing large and complex solar projects differentiates us from many of our competitors.

Our History

We were originally incorporated as “Harry’s Trucking, Inc.” in Delaware on August 31, 2006.  Effective September 5, 2008, we changed our name to “Premier Power Renewable Energy, Inc.”  On September 9, 2008, we consummated a share exchange transaction whereby we acquired Premier Power Renewable Energy, Inc., a California corporation (“Premier Power California”) and Premier Power California’s wholly owned subsidiaries, Premier Power Sociedad Limitada (“Premier Power Spain”) and Bright Future Technologies, LLC (“Bright Future”).  On July 31, 2009, we acquired Premier Power Italy S.p.A. (formerly known as ARCO Energy, SRL, hereinafter “Premier Power Italy”), a distributor of solar modules and developer and integrator of ground mount and rooftop solar power systems in Italy.  On July 23, 2010, we formed Premier Power Development, a wholly-owned subsidiary, to focus on European developer solar opportunities.

Premier Power California’s history dates back to 2001 when Premier Homes Properties, Inc. (“Premier Homes”), a privately held homebuilder based in Roseville, formed a solar power systems design and integration division (the “Solar Division”) in order to meet its internal mandate to make one out of every three homes Premier Homes developed into a solar home.  On April 22, 2003, in order to meet the growing demand for commercial and residential retrofit solar power system installations, the Solar Division was spun-off to form Premier Power California, with ownership independent of Premier Homes.

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

•
Environmental Concerns and Climate Change.  Concerns about climate change and greenhouse gas emissions have resulted in the Kyoto Protocol, an international agreement establishing a legally binding commitment for the reduction of greenhouse gases.  As of February 2010, 193 countries had voluntarily ratified the Kyoto Protocol and are required to reduce greenhouse gas emissions to target levels which vary by country.  In the United States, 33 states have implemented the Renewable Portfolio Standard, which require electric companies to purchase a specific amount of power from renewable sources.

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

According to Solarbuzz, an independent solar energy research firm, the world solar photovoltaic market grew to 18.2 Gigawatts in 2010, up 139% year over year.

Government Incentives for Solar Energy

Despite the significant advantages of solar energy that have resulted in recent rapid market growth, solar energy continues to represent only a small fraction of the world’s energy output as a result of costs that remain higher than those of traditional energy sources.  According to Solarbuzz, a residential solar energy system typically costs about $8-10 per watt.  Where government incentive programs exist, together with lower prices secured through volume purchases, installed costs as low as $3-4 watt – or 10-12 cents per kilowatt hour (kWh) – can be achieved.  Without incentive programs, solar energy costs (in an average sunny climate) range between 22-40 cent/kWh for very large PV systems.  These incentives include:

•
Feed-in Tariffs.   Feed-in tariffs, used primarily in Europe, require utility companies to purchase electricity from renewable energy sources at a guaranteed rate, generally above the standard rate for electricity.

•
Renewable Portfolio Standards.   Renewable portfolio standards, adopted by 33 states in the United States, require utilities to deliver a certain percentage of power from renewable energy sources by a specific date.  For example, California requires electric companies to increase procurement from eligible renewable energy sources by at least 1% of their retail sales annually, until they reach 20% by 2010.

•
Tax credits or grants.   Tax credits or grants provide an offset to the cost of installing a solar system.  In the United States, there is currently a 30% federal tax credit for commercial and residential solar power systems, which can also take the form of a cash grant in 2010 and 2011.

•	Loan Guarantees. Government-backed loan guarantees enable companies to finance solar projects at a lower cost of capital than would otherwise be available in the capital markets.

U.S. Solar Market Dynamics

According to Solarbuzz, the market for solar energy in the United States grew from .49 gigawatt (GW) in 2009 to .97 GW in 2010.  The market has grown significantly over the past 15 years, and Solarbuzz research shows that demand in the U.S. is expected to have strong growth over the next five years.  Drivers for solar market growth include rapidly declining costs of solar systems as much as 20% to 40% over the next three years as well as government incentives including an investment tax credit (providing a 30% federal rebate for solar energy systems), renewable portfolio standards in 33 states, and selected state and local tax credits.

European Solar Market Dynamics

According to Solarbuzz, 2009 was a year of recovery from the sudden collapse of the world’s largest PV market in 2008, Spain.  The recovery was driven by a new, low pricing environment that set the foundation for a 2010 market boom.  Growth of the European market was just 16% in 2009; excluding Spain, however, growth was 126%.  The boom and bust cycles in Europe illustrate the industry’s continued dependence on subsidy or market incentives.  Italy, Czech Republic, and Germany provided the basis for the European market.

Our Products and Services

We provide a full range of installation services to our solar energy customers including design, engineering, procurement, permitting, construction, grid connection, warranty, system monitoring, and maintenance services.  In addition, we are a reseller of solar energy system components including, but not limited to, racking, wiring, inverters, solar modules, and other related components sourced from the industry’s leading manufacturers and suppliers.  We assist in arranging power purchase agreement programs for our customers.

Business Segments

We operate in three business segments:  North America, Italy, and Other European.  During the three months ended September 30, 2010 the Company renamed the segment previously known as Spain to Other European to reflect an increased level of sales outside of Spain in 2010. Prior to 2010 this segment’s activities were almost exclusively conducted within Spain.

During the three months ended September 30, 2010 the Company renamed the segment previously known as U.S. to North America to reflect its initial sales outside the U.S. in Canada. Prior to the three months ended September 30, 2010 this segment’s activities were exclusively within the U.S.

North America (N.A.)

N.A. Commercial

Our N.A. commercial business consists of ground mount or rooftop solar energy projects generally ranging from 100 kilowatt (kWh) to 3.1 MW provided to corporate, municipal, agricultural, and utility customers.  In this market, we design and build our solar energy systems to meet each customer’s individual needs and circumstances.  We assess the customer’s annual power requirements and average daily consumption rates in different seasons of the year to size and engineer the solar energy system.  We assess the customer’s site and if relevant roof size, configuration, and composition to determine the optimum location for the solar modules.  We factor in information about the customer’s electrical service territory and its rate structures, and we identify the customer’s budget and preferred financing method, as well as the customer’s aesthetic preferences.  We also identify the relevant federal, state, and local regulations, including building codes that are important to the cost, operation, and return on investment of the customer’s solar energy system, as well as relevant tax rates and various other factors.  We assess this data using solar monitoring tools that enable us to design a solar energy system to a size and configuration that maximizes energy efficiency for each customer’s circumstances.  We provide customers with a return on investment analysis and determine the rebates and performance-based incentives that are available to each customer.  We prepare final construction plans to obtain a building permit and, as soon as the permit is approved, our installation professionals begin the installation by placing metal racking on the customer’s roof (or by building a ground mount), followed by installation of the solar modules, inverters, and the balance of systems components and safety equipment.

After the solar photovoltaic (PV) modules and inverters are procured and installed, we obtain a final inspection of the installation by the local building department, prepare and submit all rebate applications to the appropriate rebating jurisdiction, and apply for the local utility company to interconnect the customer’s solar energy system to the utility grid.  The entire process from signing of the contract through final inspection by the local building department typically takes between 3 and 6 months.

N.A. Residential

Our N.A. residential business consists mainly of rooftop solar installations generally ranging from 5 kWh to 40 kWh provided to customers primarily in California as a result of an attractive government incentive.  We do provide installations in other states when financially attractive.  The services we provide to our residential customers are largely similar to our N.A. commercial customers.  Key differences include that the entire process typically takes between 60 to 90 days for residential customers versus 3 to 6 months for commercial customers, and the actual installation work usually requires two to five days for residential customers versus two weeks to two months for commercial customers.

N.A. Distribution

We also distribute solar modules and inverters in the U.S.  In 2010 and 2009, distribution revenue in N.A. was minimal.

Italy

Our Italian business consists of distribution, ground mount, roof mount, and solar power plant installations.  In Italy, a portion of our business consists of ground mount or rooftop solar energy projects generally ranging from 50 kWh to 500 kWh provided to corporate, municipal, agricultural, and utility customers.  In Italy, our customers commission us to install solar energy systems based on customer-defined specifications, but we have the ability to define our own projects and select sites based on attractive solar characteristics.  These projects are typically 1 MW in size.  We enter into these projects generally with a reseller of solar power plants or a financial investor who contracts us to construct the project.  Upon completion of a project, the acquirer of the project has the rights to sell electricity to the Italian power authority at specified rates over 20 years based on Italy’s feed-in tariff.  Global Green Energy (formerly Global Green Advisors) is a major reseller of solar power plants for our Italian operations, and we have completed construction of 3 MW’s under an agreement with this reseller.

Our Italian business also consists of distribution of solar modules and inverters.  In 2010 and 2009, distribution revenue in Italy amounted to $16.9 million and $4.8 million, respectively.

Other European

Our Other European business consists of rooftop solar installations generally ranging 5 kWh to 2 MW provided primarily to businesses that own commercial buildings or warehouses.  The segment primarily serves countries other than Italy.  The services we provide to our customers are largely similar to our N.A. commercial customers.  In addition, our Other European segment consists of large scale international distribution and business development as well as Engineering, Procurement & Construction (“EPC”). The service we provide to our customers consists of large scale procurement, EPC, and consulting. Thru our relationship with several key manufacturers we can provide pricing and availability advantages over the competition.

In addition, we have expanded our sales and distribution reach into other European countries, such as the Czech Republic and Bulgaria through a collaborative agreement and direct sales efforts.  On March 29, 2010, we entered into a collaborative agreement with Plaan Czech, s.r.o. for a total of 19 MW of PV solar projects in the Czech Republic.

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

•
Balance in-house engineering with outsourced labor.  We intend to balance the use of our in-house engineering, design, and installation staffs with the use of outsourcing when appropriate in order to improve the customer experience, maintain quality control, reduce costs, and protect our brand.  As our business becomes more commercially focused the use of outsourced labor has and will increase.

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

•
Develop financial tools such as Power Purchase Agreements (PPA’s) to help businesses decide in favor of solar power.  A PPA is a long-term contract under which a customer has no up-front cost and instead agrees to purchase the energy produced by the solar system at a fixed rate, typically adjusted annually at an agreed rate, for 15, 20, or 25 years.  The customer does not own the system and the elimination of a capital outlay simplifies the “going solar” decision.

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

Customers

Our business consists of the installation of solar energy systems and all related components for use by commercial and industrial enterprises, municipalities, residential homeowners, and other solar energy providers.  The following table highlights the breakdown of our revenue by market during 2010, 2009, and 2008:

	North American	Italy	Other European
2010	18.8%	36.7%	44.5%
2009	45.5%	35.3%	19.2%
2008	70.2%	0.0%	29.8%

In 2010, our largest customers were an Italian reseller, which represented 12% of our total revenue, and a Spanish commercial customer, which represented 10% of our total revenue.  For the 2010 fiscal year, 97% of our revenue was derived from commercial and industrial customers, and 3% of our revenue was derived from residential customers.  In 2009, our largest customers were an Italian reseller, which represented 17% of our total revenue, a distribution customer, which represented 5% of our total revenue, and a N.A. commercial customer, which represented 6% of our total revenue.  For the 2009 fiscal year, 81% of our revenue was derived from commercial and industrial customers, and 19% of our revenue was derived from residential customers.

Our clients in the United States have included utility companies such as Pacific Gas and Electric and Sierra Pacific Power Company, home builders such as KB Homes, and numerous agricultural clients such as leading wineries in Napa Valley, California.  Our clients in Italy have included Global Green Energy, Nicastri, and Camardo.  Our clients in our Other European segment have included Plaan Czech, TSK, and Solar Jorosev.

We believe that the solar energy market is dynamic and constantly changing as certain government standards and directives that affect the marketplace have allowed, and will continue to allow, for new customers in new geographic areas.  We believe that Renewable Portfolio Standards (“RPS”) in the United States have resulted in increased demand for solar energy in the American marketplace. RPS is a state policy that requires electricity providers to obtain a minimum amount of their power from renewable energy by a certain date.  According to the U.S. Department of Energy, there were 33 states that adopted a RPS-type mechanism.  We believe that this number will continue to increase.  With each new state that adopts a RPS, bases of new customers of solar energy will develop.  We also believe that the renewable energy directive of the European Union also plays a role in growth of our marketplace.  According to the European Renewable Energies Foundation and the European Future Energy Forum, the EU’s member-nations are required to provide at least 20% of gross final energy consumption from renewable energy sources by 2020.  This target is mandatory of the 27 member-nations.  Each member-nation must draft a Renewable Energy Action Plan, which must include clear development targets for electricity, heating, cooling, and fuel.  Consequently, to avoid penalties, the member-nations provide incentives in the form of feed-in tariffs for the generation of solar electricity.  This EU renewable energy directive, thus, also provides for an increase in customers within the EU.  We believe that our customer base will grow as a result of such standards and directives.

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

Competition

We are active in the North American and European markets and have a few direct competitors that are concurrently active in both of those markets.  The following provides more specific competitive information for each of our target markets.

N.A. Competitors

 In the United States, the solar design and integration market is highly fragmented, and we face direct competition in this market from a number of smaller local installers within many U.S. cities, particularly for residential customers.  For residential opportunities in American cities and regions such as Los Angeles, the San Francisco Bay Area, and California’s Central Valley, we also experience competition from regional installers such as Akeena Solar, Solar Universe, Solar City, and SPG.  Based on our geographic diversification, buying power, and unique installation methods, the effect of any one installer on our business is limited but growing.  In particular, among the commercial grade opportunities, there are few companies with the level of experience to perform, and therefore only a few competitors qualify under larger scale “Request for Proposal” projects.  These competitors include SunPower and BP Solar.  We seek to distinguish ourselves from the competition by marketing our depth of experience, complex engineering and design capabilities, customer satisfaction, and our track record for delivering “on-time” and “on-budget” installations and when project finance is required providing the customer with an attractive financing model.

Italian Competitors

In the Italian market, we face competition from Enerqos and SAEM Energy Alternative, among other companies.  Premier Power Italy intends to operate as a solar developer and solar integrator.  In 2009 and 2010, we largely operated as a constructor of solar power plants.  In addition, we also intend to build and market large scale solar power plants as turnkey systems to mostly financial buyers that acquire systems for purposes of investment because once these systems are connected to the power grid they produce a constant stream of cash flow for 20 years for the electricity they produce pursuant to the Italian feed-in tariff program.  Dealing in the construction of large scale capital intensive solar power plants for sophisticated financial buyers that purchase and manage a portfolio of income producing solar power plants as a core business requires significant resources, capabilities, relationships, and a proven track record.  These factors, in addition to long development cycles that must be funded in advance, a localized culture that can impede outsiders, and the complex nature of the relatively new solar feed-in tariff program and varied regional permitting processes, create barriers to competitor entry and hinder both small and large companies alike from entering the market.

Other European Competitors

In the Other European market, we face competition from both module manufacturers and large scale EPC’s such as Phoenix Solar and Proinso. As the feed in tariff model changes depending on the maturity of each country/market Other European business model is differentiated because it is geared to quickly take advantage of changes in the feed in tariffs, and pursue international customers.

Selling and Marketing Activities

We participate in the solar industry’s leading trade shows, use radio and print advertising and marketing tools, and have hosted consumer-focused seminars in targeted markets, as well as customer appreciation events to raise awareness of solar power options and our brand, services and products.  At times we also employ a national public relations firm in the United States, and have used web-based promotion tools on our websites to educate customers, to showcase our latest installations, and to provide general and specific sales information.

In May 2010, we entered into a reseller agreement with immixGroup, Inc. whereby our solar installation services and products are sold to immixGroup’s government customers under its General Services Administration (GSA) contract.  Pursuant to the agreement, we sell our solar installation services and products to immixGroup for each order that immixGroup takes from its government customers.  To date, no revenue has been recognized fromt his agreement as we are waiting on GSA approval of our products.

Principal Suppliers

The components used in our solar energy systems consist of solar modules, inverters, racking, wire, hardware, monitoring equipment, and electrical equipment.  We have no exclusive supplier relationships.  We purchase the components from leading solar energy product suppliers including solar modules from GE, Sharp, and SunPower Corporation; inverters from Power One, Fronius, Satcon, SMS, and Zantrex; solar trackers from PV Tracker.

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

Intellectual Properties and Licenses

We have trademark protection for the brand name “Premier Power,” for which we received approval from the U.S. Patent and Trademark Office (“USPTO”) on July 21, 2009, and for the brand name “Bright Futures,” for which we received approval from the USPTO on December 15, 2009.  We also received approval for trademark protection of our sales slogan, “Your Solar Electricity Specialist”, on November 16, 2010.

Agreements with Genesis Capital Advisors

We are party to an engagement agreement with Genesis Capital Advisors, LLC (“Genesis”) dated October 31, 2008 for the exclusive services of Genesis in connection with a possible sale, merger, acquisition, financing, or transactions involving the Company in exchange for a cash fee equal to 6% of the transaction value for a sale of equity, merger acquisition, or asset sale  by the Company or a cash fee equal to 2% of the transaction value with respect to a power purchase agreement financing or debt financing.  Genesis has been actively assisting us since 2007, particularly in connection with our international expansion.  Genesis has helped the Company identify acquisition targets and new emerging markets in our industry, and they provided general business consulting services, such as assisting in the placement of senior employees and consulting on investor relations issues. The engagement agreement is terminable by us or Genesis on 90 days prior notice; provided, however, that Genesis will continue to be entitled to its fee on any transaction that is contracted within 24 months of the termination date of the agreement.  The engagement letter could, therefore, increase the cost of our entering into certain transactions for a considerable period of time after its termination.

On April 28, 2010, we entered into an agreement with Genesis clarifying the terms of compensation owed by the Company to Genesis for certain services provided by Genesis.  Under this agreement, we must pay a cash fee equal to 6% of the total revenue we receive from projects relating to the construction of solar power plants, for such projects where Genesis provides assistance in developing, and the financing or sale of such plants or the related special purposes entities of such plants.   To date, no payments have been made to Genesis.

Research and Development

We are focused on leveraging our years of experience in designing and installing solar systems to develop best practices and differentiating know how.  For example, we helped GE develop its popular solar tile.  Any technology and/or procedures that are developed are based on the decades of experience in solar installations held by the persons behind the development and in-house expertise in electrical and structural engineering.  Our experienced engineering team constantly looks for new and innovative ways to address space constraints, time, and cost saving designs that will increase efficiencies and drive added revenue.

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

Government Approval and Regulation

All products that we resell are guaranteed by the manufacturer to have passed all required government approval and regulation requirements. Some of the electrical services we provide are regulated and require licensing.  For example, the installations of electrical components that are connected to the electric meter require a C10 license in California and C2 license in Nevada, and the installation of solar systems in California requires a C46 license.  As we expand our installations operation into other states, we may need to obtain additional licenses required by the local building authorities. Some states accept a C10 license from California.  We possess and maintain all the necessary licenses required for the services we provide. Our employees hold some of the highest levels of licensing and certifications available in the industry, and some employees are certified by the North America Board of Certified Energy Practitioners (NABCEP).  For our European operations, we hold the applicable and appropriate licenses to operate.

Compliance with Environmental Laws

We are not required to comply with any environmental laws that are particular to the solar industry, either in the United States or Europe.  However, it is our policy to be as environmentally conscientious in every aspect of our operations.

Employees

As of March 15, 2011, we had approximately 65 employees, all of whom are full-time employees.  We are not party to any union agreements.

Offices and Websites

Our principal executive offices are located at 4961Windplay Drive, Suite 100, El Dorado Hills, CA 95762.  Our main telephone number is (916) 939-0400, and our fax number is (916) 939-0490.  We have offices in North America, Italy, Czech Republic, and Spain.  We also have websites located at www.premierpower.com and www.mysolarexperience.com.  The information on these websites is not incorporated herein by reference.

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

Risks Relating to Our Business

We had an operating loss in 2009 and 2010 and have used increasing amounts of cash for operations and to fund our project development and future acquisitions.

We had a $4.6 million operating loss in 2009 and a $4.0 million operating loss in 2010.  Cash used in operations was $6.2 million in 2009 and cash provided by operations was $1.4 million in 2010.  We continue to pursue additional solar projects, acquisitions, and investment opportunities and may need to support the financing needs of our subsidiaries.  We currently have enough cash on hand and projected cash flow to fund our operations for the next 12 months. However, we may need additional funds to finance future investment and acquisition activity we wish to undertake.  We do not know if such funds will be available if needed on terms that we consider acceptable.  We may have to limit or adjust our project development and investment/acquisition strategy or sell some of our assets in order to continue to pursue our corporate goals.

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

We, together with our subsidiaries, hold all required licenses in all the areas in which we operate.  Also, we hold all certifications required by the jurisdictions in which we operate. The loss of any such licenses or certifications, or the loss of any key personnel who hold such licenses or certifications, would materially adversely affect our business because it could prevent us from obtaining and/or completing solar integration projects in states where we or our personnel lose such licenses or certifications or are in non-compliance with state licensing or certification requirements.

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

We may require additional financing in the future in connection with our growth strategy to fund future capital expenditures and for working capital.  Additional equity may result in dilution to the holders of our outstanding shares of capital stock.  Additional debt financing may include conditions that would restrict our freedom to operate our business, such as conditions that:

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

In addition to the foregoing challenges, our ability to obtain additional financing may be limited.  We cannot guarantee that we will be able to obtain any additional financing on terms that are acceptable to us, or at all.

Our ability to raise capital, in general, is limited by the terms of our engagement of Genesis Capital Advisors.

We are party to an engagement agreement with Genesis Capital Advisors, LLC for their exclusive services in connection with sales, mergers, acquisitions, financings, or other transactions involving the Company.  Should we terminate this agreement with Genesis, its right to compensation continues with respect to transactions entered into for the 24 month period following termination.  If we require additional capital and engage other firms or persons in capital-raising efforts, we will need to obtain a waiver by Genesis of the exclusivity provisions of their engagement.  Any such waiver may cause a delay or discourage third parties from entering into a business relationship with us.  We may also need to compensate Genesis for such a waiver if Genesis is willing to waive its exclusivity rights.  We are currently attempting to renegotiate the agreement and have no assurances that favorable terms will be obtained.

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

As part of our business strategy, we may seek to expand by acquiring competing businesses or customer contracts outside of our current geographic markets, or we may open offices in the geographical markets we desire to operate within.  We may face challenges in managing expanding product and service offerings and in integrating acquired businesses with our own.  We cannot accurately predict the timing, size and success of our expansion efforts and the associated capital commitments that might be required.  We expect to face competition for expansion candidates, which may limit the number of expansion opportunities available to us and may lead to higher expansion costs.  There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses and contracts or successfully integrate acquired businesses and contracts, if any, into our company, without substantial costs, delays or other operational or financial difficulties.  In addition, expansion efforts involve a number of other risks, including:

•	failure of the expansion efforts to achieve expected results;

•	diversion of management’s attention and resources to expansion efforts;

•	failure to retain key customers or personnel of the acquired businesses;

•	failure to maintain adequate financial controls across borders; and

•	risks associated with unanticipated events, liabilities, or contingencies.

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

Additionally, a majority of our cash is held offshore, and while we do not currently believe there are any material limitations or restrictions on our ability to repatriate profits, there may be tax consequence or changes in statutory rules which would affect our ability to do so.

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

Although our internal controls over financial reporting were determined to be effective as of December 31, 2010, they were determined to be deficient as of December 31, 2009. Failure to maintain effectiveness may reduce our ability to accurately report our financial results or prevent fraud.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our management identified a significant deficiency related to limited finance and accounting resources in our internal control over financial reporting and concluded that our internal controls over financial reporting were ineffective at December 31, 2009.  Our financial reporting includes various highly complex technical accounting issues.  As a result of the previously identified significant deficiency, we have made the following significant changes in our internal controls over financial reporting to reasonably ensure that our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States:

•
We implemented a formal process for preparing and controlling journal entries to prevent processing erroneous or unauthorized entries by restricting preparation of monthly journal entries to certain authorized personnel; implementing a system of sequential numbering and numeric accounting of each journal entry; implementing a system of attaching supporting documentation to each journal entry; and implementing a system of independent review of each journal entry.

•
In late fourth quarter 2009, we hired additional experienced accounting personnel in an effort to increase the experience level within our accounting department; including the hiring of a new chief financial officer who is an individual with significant experience applying generally accepted accounting principles. Our new chief financial officer participated in the December 31, 2010 and 2009 financial close and reporting processes, which added an additional level of supervisory review.

•	We hired external consultants to provide internal control reviews and provide suggestions for improvement.

•	We implemented a detailed financial performance review with management and our Board of Directors.

 Such changes in our internal control structure remediated the significant deficiency in the fiscal year ended December 31, 2010. However, if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders and the market in general could lose confidence in our financial reporting, which loss of confidence could harm our business and the trading price of our common stock.

Because the solar integration industry is highly competitive and has low barriers to entry, we may lose market share to larger companies due to increased competition.

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

Some of our prospective residential and commercial customers may depend on debt financing, such as power purchase agreements or home equity loans, to fund the initial capital expenditure required to purchase a solar energy system.  Third-party financing sources, specifically for solar energy systems, are currently limited, especially due to recent domestic and worldwide economic troubles.  The lack of financing sources, a decrease in the availability of credit or an increase in interest rates could make it difficult or more costly for our potential customers to secure the financing necessary to purchase a solar energy system on favorable terms, or at all, thus lowering demand for our products and services and negatively impacting our business.

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

We currently derive most of our revenue from sales of our solar integration services in the United States and Europe.  This geographic concentration exposes us to growth rates, economic conditions, government regulations, permitting requirements, and other factors that may be specific to those territories to which we would be less subject if we were more geographically diversified.   In addition, our reliance on tariffs and other government incentive programs (which may not always be available to us) could magnify any adverse consequences associated with such geographic concentration.  The growth of our business will require us to expand our operations and commence operations in other states, countries, and territories.  Any geographic expansion efforts that we undertake may not be successful, which, in turn, would limit our growth opportunities.

Our financial results often vary significantly from quarter to quarter, and results for a particular quarter may not necessarily be indicative of the results for the following quarter.

Since individual solar projects can represent a meaningful percentage of our revenues and net income in any single quarter, the deferral or failure to complete a single order in a quarter can result in unexpected revenue and net income shortfalls.  We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to sufficiently reduce our costs in any quarter to adequately compensate for an unexpected near-term shortfall in revenues, and even a small shortfall could disproportionately and adversely affect financial results for that quarter.

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

As part of our business strategy, we plan to expand our operations through strategic acquisitions in our current markets and in new geographic markets.  We cannot accurately predict the timing, size, and success of our acquisition efforts.  Our acquisition strategy involves significant risks, including the following:

•	our ability to identify suitable acquisition candidates at acceptable prices;

•	our ability to successfully complete acquisitions of identified candidates;

•	our ability to compete effectively for available acquisition opportunities;

•	potential impairment to our goodwill and other intangible assets;

•	increases in asking prices by acquisition candidates to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria;

•	diversion of management’s attention to expansion efforts;

•	unanticipated costs and contingent liabilities associated with acquisitions;

•	failure of acquired businesses to achieve expected results;

•	our failure to retain key customers or personnel of acquired businesses; and

•	difficulties entering markets in which we have no or limited experience.

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

As a public company, we incur significant legal, accounting and other expenses, and we are subject to the SEC’s rules and regulations relating to public disclosure that generally involve a substantial expenditure of financial resources.  In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, requires changes in corporate governance practices of public companies.  We expect that full compliance with such rules and regulations will significantly increase our legal and financial compliance costs and make some activities more time-consuming and costly, which may negatively impact our financial results.  To the extent our earnings suffer as a result of the financial impact of our SEC reporting or compliance costs, our ability to develop an active trading market for our securities could be harmed.

Our business is exposed to risks associated with a weakened global economy, which increases the uncertainty of project financing for commercial solar installations and the risk of non-payment by our customers.

The tightening of the credit markets and turmoil in the financial markets and a weak global economy contributes to slowdowns in the solar industry, which slowdowns may continue and worsen if current economic conditions are prolonged or deteriorate further. The market for installation of solar power systems depends largely on commercial and consumer capital spending. Economic uncertainty exacerbates negative trends in these areas of spending, and may cause our customers to push out, cancel, or refrain from placing orders, which may reduce our net sales. Difficulties in obtaining capital and deteriorating market conditions may also lead to the inability of some customers to obtain affordable financing, including traditional project financing and tax-incentive based financing and home equity-based financing, resulting in lower sales to potential customers with liquidity issues, and may lead to an increase of incidents where our customers are unwilling or unable to pay for systems they purchase, and additional bad debt expense for the Company. Further, these conditions and uncertainty about future economic conditions may make it challenging for us to obtain equity and debt financing to meet our working capital requirements to support our business, forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations. If we are unable to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition, or results of operations may be materially and adversely affected.

We are highly dependent on senior management and key sales and technical personnel.  The loss and inability to replace any such persons could have a material adverse effect on our business and operations.

We are highly dependent on our senior management to manage our business and operations and our key managerial, financial, sales, design, engineering, technical and other personnel for the sale, development and installation of our solar power systems.  In particular, we rely substantially on Dean R. Marks, our Chief Executive Officer, and Miguel de Anquin, our President, to manage our operations.  Although we have employment agreements with, and have obtained key-man life insurance policies for our benefit on the lives of, Messrs. Marks and de Anquin, we cannot assure their continued services to the Company.  The loss of either one of them, or any other member of our senior management, would have a material adverse effect on our business and operations.  Competition for senior management, sales and technical personnel is intense, and the pool of suitable candidates is limited.  We may be unable to locate a suitable replacement for any member of our senior management or key sales and technical personnel that we lose.  In addition, if any member of our senior management or key sales and technical personnel joins a competitor or forms a competing company, they may compete with us for customers, business partners, other key professionals and staff members of our company.     Although each of our senior management and key sales and technical personnel has signed a confidentiality and non-competition agreement in connection with his employment with us, we cannot provide assurances that we will be able to successfully enforce these provisions in the event of a dispute between us and any member of our senior management or key operational personnel.

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

 Shortages in the supply of silicon could adversely affect the availability and cost of the solar PV modules used in our solar energy systems.

Shortages of silicon could adversely affect the availability and cost of the solar PV modules we use in our solar energy systems.  Manufacturers of solar PV modules depend on the availability and pricing of silicon, one of the primary materials used in the manufacture of solar PV modules.  The worldwide market for silicon from time to time experiences a shortage of supply, primarily because of demand for silicon by the semiconductor industry.  Shortages of silicon cause the prices for solar PV modules to increase and supplies to become difficult to obtain.  While we have been able to obtain sufficient supplies of solar PV modules to satisfy our needs to date, this may not be the case in the future.  Future increases in the price of silicon could result in an increase in costs to us, price increases to our customers or reduced margins.

Product liability claims against us could result in adverse publicity and potentially significant monetary damages.

As a seller of consumer products, we may face product liability claims in the event that use or our solar energy systems results in injuries.  Because solar energy systems produce electricity, it is possible that our products could result in injury, whether by product malfunctions, defects, improper installation or other causes.  If such injuries or claims of injuries were to occur, we could incur monetary damages and our business could be adversely affected by any resulting negative publicity.  The successful assertion of product liability claims against us also could result in potentially significant monetary damages and, if our insurance protection is inadequate to cover these claims, could require us to make significant payments from our own resources.

We may be subject to unexpected warranty expenses or service claims that could reduce our profits.

As a result of the length of the warranty periods we provide, we bear the risk of warranty claims long after we have completed the installation of a solar energy system.  Our current standard warranty for our installation services includes a 10-year warranty period for defects in material and workmanship.  In addition, most manufacturers of solar PV modules offer a 25-year period for declines in power performance.  Although we maintain a warranty reserve for potential warranty or service claims and we have not had material warranty claims in the past, claims in excess of our reserve could adversely affect our operating results.  Our failure to predict accurately future warranty claims could result in unexpected volatility in our financial condition.

We rely on communications and shipping networks to deliver our products.

Given our emphasis on customer service, the efficient and uninterrupted operation of order-processing and fulfillment functions is critical to our catalog and internet business.  To maintain a high level of customer service, we rely on a number of third-party service providers, such as delivery companies, telecommunications companies and printers.  Any interruption in services from our principal third-party service providers, including delays or disruptions resulting from labor disputes, power outages, human error, adverse weather conditions or natural disasters, could materially and adversely affect our business.  In addition, products that we source overseas must be shipped to our distribution center by freight carriers, and a work stoppage or political unrest could adversely affect our ability to fulfill our customer orders.

Risks Relating To Our Industry

Our business depends on the availability of rebates, tax credits and other financial incentives, the reduction or elimination of which would reduce the demand for our services.

Many U.S. states, including California, Nevada, and New Jersey, offer substantial incentives to offset the cost of solar power systems.  These incentives can take many forms, including direct rebates, state tax credits, system performance payments, and Renewable Energy Credits.  There can be no assurance that these incentives will continue to be available. Moreover, although the United States Congress passed legislation to extend for 8 years a 30% federal tax credit for the installation of solar power systems, there can be no assurance that the tax credit will be further extended once they expire.  Additionally, businesses that install solar power systems may elect to accelerate the depreciation of their system over five years.  Spain also offers substantial incentives, including feed-in tariffs.  Spain’s Industry Ministry has implemented a capped solar subsidy program for MW installation and reduced tariff levels.  Italy offers incentives in the form of minimum user prices for solar electricity production and feed-in tariffs that are subject to reduction annually for new applications.  In Italy, the current feed-in tariff decree is effective through 2011, however if subject to unannounced change. Subsequent decrees will redefine rates for solar power plants commissioned thereafter.  A reduction in or elimination of such incentives could substantially increase the cost or reduce the economic benefit to our customers, resulting in significant reductions in demand for our products and services, which may negatively impact our sales.

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

Solar energy is generally a more expensive source of energy than conventional energy or non-solar alternative energy sources, and a drop in the retail price of conventional energy or non-solar alternative energy sources may negatively impact our profitability.

We believe that a customer’s decision to purchase or install solar power capabilities is primarily driven by the cost and return on investment resulting from solar power systems.  Solar energy is generally a more expensive source of energy than conventional energy or non-solar alternative energy sources, especially in the United States.  Fluctuations in economic and market conditions that impact the prices of conventional and non-solar alternative energy sources, such as decreases in the prices of oil, coal and other fossil fuels and changes in utility electric rates and net metering policies, could cause the demand for solar power systems to decline, which would have a negative impact on our profitability.

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

Adverse changes in the political and economic policies of European governments could have a material adverse effect on the overall economic growth of European markets, which could reduce the demand for our products and materially and adversely affect our competitive position in Europe.

A significant portion of our business operations are conducted in, and a significant portion of our sales are made in, Spain through our wholly-owned subsidiary, Premier Power Spain. In addition, we have business operations in Italy through our wholly owned subsidiary, Premier Power Italy.  Spain and Italy offer substantial incentives, including feed-in tariffs, to encourage the growth of solar power as a form of renewable energy. However, there have been significant changes in Spain’s laws which cap the amount of kilowatts installed by solar power installers in Spain at 66 MW per quarter, effectively limiting the number of solar module installations throughout Spain, and such new laws also created a more complicated and lengthy permitting process in order to receive the government funded feed-in tariffs.  Accordingly, our business, financial condition, results of operations, and prospects are affected significantly by economic, political, and legal developments in such European countries. Any adverse change in such policies could have a material adverse effect on the overall economic growth in Europe or on the level of our incentives, which, in turn, could lead to a reduction in demand for our products and consequently have a material adverse effect on our European operations and sales.

If the demand for solar power technology and solar power products does not continue to increase, our sales may decline, and we may be unable to achieve or sustain profitability.

The market for solar power products is continuing to evolve, and the level of demand for solar power technology is uncertain.  Many factors will influence the widespread use of solar power technology and demand for solar power products, including:

•	cost effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;

•	performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;

•	the level of capital expenditures by customers, especially in a weak global economy; and

•	availability of government subsidies and incentives.

If demand for solar power products fails to sufficiently grow, we may be unable to generate enough revenue to achieve and sustain profitability.  In addition, demand for solar power products in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate.

Public opposition toward solar farms may make it more difficult to obtain the necessary permits and authorizations required to develop or maintain a solar farm.

Public attitude towards aesthetic and environmental impacts of solar energy projects impacts the ability to develop our solar farms. In many jurisdictions, the environmental impact review process ensures a role for concerned members of the public who oppose solar energy projects in general or are concerned with potential environmental, health, or aesthetic impacts, impacts on property values or the rewards of property ownership, or impacts on the natural beauty of public lands, which can lead to changes in design or layout, extensive impact mitigation requirements, or even the rejection of a project. In such areas, local acceptance is critical to the ability to obtain and maintain necessary permits and approvals. We cannot assure you that any solar farm projects under development will be accepted by the affected population. Public opposition can also lead to legal challenges that may result in the invalidation of a permit or, in certain cases, the dismantling of an existing solar farm as well as increased cost and delays. Reduced acceptance of solar farms by local populations, an increase in the number of legal challenges, or an unfavorable trend in the outcome of these challenges could prevent us from achieving our plans, which, in turn, could have a material adverse effect on our business, results of operations, and financial condition.

Risk Relating to Our Securities

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

We may need additional capital, and the sale of additional shares or other equity securities could result in dilution to our stockholders.  Additionally, our stockholders may face dilution from conversion of our Series A Convertible Preferred Stock or Series B Convertible Preferred Stock, and our stock price may be depressed by the transfer and subsequent sale of the 3 million shares held in escrow issuable to Esdras Ltd. in connection with our purchase of our Italian operations from Esdras Ltd.

We may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain an increased credit facility. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in further operating and financing covenants that would further restrict our operations. We cannot provide assurances that financing will be available in amounts or on terms acceptable to us, if at all.  Additionally, there are outstanding shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock issued by us that could convert into additional shares of common stock, the conversion of which could dilute our current stockholders. Further, our current stockholders will face dilution from the issuance of any portion of the 3 million shares that are held in escrow and issuable to Esdras Ltd. in connection with our purchase of our Italian operations from Esdras Ltd.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase our stockholders’ transaction costs to sell those shares.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934, as amended.  The penny stock rules apply to companies that are not traded on a national securities exchange whose common stock trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years).  The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse).  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market.  The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks.  These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common stock, and may result in decreased liquidity for our common stock and increased transaction costs for sales and purchases of our common stock as compared to other securities.

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

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our stock price will continue to be more volatile than a seasoned issuer for the indefinite future.  The volatility in our stock price is attributable to a number of factors. As noted above, our common stock is sporadically and/or thinly traded.  As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction.  The price for our shares could, for example, decline precipitously in the event a large number of our shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its stock price.  The following factors also may add to the volatility in the price of our common stock: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes; additions to or departures of our key personnel, as well as other items discussed under this “Risk Factors” section, as well as elsewhere in this document.  Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance.  We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain its current market prices, or as to what effect the sale of shares or the availability of shares for sale at any time will have on the prevailing market price.

If we do not meet the listing standards established by national securities exchange markets such as Nasdaq and NYSE Amex LLC, our common stock may not become listed for trading on one of those markets, which may restrict the liquidity of shares held by our stockholders.

We have applied for listing of our common stock for trading on national securities exchanges, and the applications are currently pending.  The listing of our common stock on a national securities exchange may result in a more active public market for our common stock, resulting in turn in greater liquidity of shares held by our stockholders.  National securities exchanges such as Nasdaq and NYSE Amex LLC have established certain quantitative criteria and qualitative standards that companies must meet in order to become and remain listed for trading on these markets.  We cannot guarantee that we will be able to meet all necessary requirements for listing; therefore, we cannot guarantee that our common stock will be listed for trading on a national securities exchange.

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

A large majority of our shares are held by a few stockholders, some of whom are members of our management.  As these principal stockholders substantially control our corporate actions, our other stockholders may face difficulty in exerting any influence over matters not supported by these principal stockholders.

Our principal stockholders include Dean R. Marks, who is our Chairman of the Board and Chief Executive Officer, and Miguel de Anquin, who is our President and Corporate Secretary and a member of our Board. Messrs. Marks and de Anquin own approximately 62.0% of our outstanding shares of common stock.  Additionally, Bjorn Persson, the Executive Vice President of European Operations, and Vision Opportunity Master Fund, Ltd. own approximately 8.8% and 5.4%, respectively, of our outstanding shares of common stock.  Vision owns 6,300,000 shares of preferred stock.  These stockholders, acting individually or as a group, could exert control over matters such as electing directors, amending our certificate of incorporation or bylaws, and approving mergers or other business combinations or transactions.  In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our board of directors will generally be within the control of these stockholders and their affiliated entities.  While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities.  As such, it would be difficult for stockholders to propose and have approved proposals not supported by these principal stockholders and their affiliated entities.  There can be no assurance that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of our company.  The stock ownership of our principal stockholders and their affiliated entities may discourage a potential acquirer from seeking to acquire shares of our common stock which, in turn, could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Anti-takeover rules with respect to business combinations with certain stockholders under Delaware law could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders.

We are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder (or a stockholder who owns more than 15% of the corporation's voting stock) for a period of three years following the date on which the stockholder became an interested stockholder, unless such transactions are approved by our board of directors. This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders.

The Certificate of Designation of Preferences, Rights and Limitations of our Series A Convertible Preferred Stock provides the holder of our Series A Preferred with anti-dilution rights, which, if triggered, will result in dilution to our existing stockholders.

The Certificate of Designation of our Series A Convertible Preferred provides certain anti-dilution rights to their holders. Vision Opportunity Master Fund, Ltd. is the sole holder of our Series A Convertible Preferred, and it currently holds 3,500,000 shares, which were issued on September 10, 2008.  Vision’s shares of Series A Convertible Preferred are convertible into 3,500,000 shares of our common stock at a then current conversion price of $2.00. If the conversion price were reduced, our existing stockholders will be diluted.

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

The contractual limitations that restrict conversion of shares of Series A Convertible Preferred Stock and of Series B Convertible Preferred Stock held by Vision Opportunity Master Fund, Ltd. (“Vision”) for shares of our common stock are limited in their application and effect and may not prevent substantial dilution of our existing stockholders.  Pursuant to the terms of such securities, Vision may not convert the Series A Stock or the Series B Stock to the extent that such conversion would cause Vision’s beneficial ownership, together with its affiliates, to exceed 9.99% of the number of shares of our outstanding common stock immediately after giving effect to the issuance of shares of common stock as a result of a conversion.  Vision, may, however waive this limitation upon 61 days’ notice to the Company.  In addition, this 9.99% limitation does not prevent Vision from converting the Series A Stock or the Series B Stock into shares of our common stock and then reselling those shares in stages over time where Vision and its affiliates do not, at any given time, beneficially own shares in excess of the 9.99% limitation.  Consequently, this limitation will not necessarily prevent substantial dilution of the voting power and value of an investment in our securities.  Further, the Company has registered for resale shares of the Company’s common stock issuable upon conversion of the Series A Stock and Series B Stock. Vision may waive the 9.99% limitation and sell a large number of shares of the Company’s common stock issued to it upon conversion of the Series A Stock and Series B Stock into the open market, which could result in a substantial drop in the market price of our common stock.

Item 2.  Properties.

Our principal executive offices are located in El Dorado Hills, California. The table below provides a general description of our offices and facilities, including those for our international operations:

Location	Principal Activities	Area (sq. ft.)	Lease Expiration Date

4961 Windplay Drive, Suite 100	Company headquarters and	6,700	Month-to-month
El Dorado Hills, California 95762	warehouse
3 Newlands Circle	Bright Future office	100	Month-to-month
Reno, Nevada 80509
1913 Atlantic Avenue, Suite 176	U.S. East Coast operations	72	Month-to-month
Manasquan, New Jersey 08736
1230 N. Las Brisas	U.S. Southern California	2,303	October 31, 2013
Anaheim, CA 92806	operations
Contrada Taverna del Cortile (Z.I.)	Italy headquarters and	3,767	July 21, 2015
Ripalimosani, Campobasso 86025 Italy	warehouse
Poligono Industrial	Spain headquarters	650	April 30, 2012
Calle E no3 Bajo F
31192 Mutilva Baja - Navarra, Spain
C/Llull, 321 (Edifici CINC)	Spain regional office	200	April 30, 2014
08019 Barcelona (22@)
Pankrac Business Centre.s.r.o	Czech sales office	200	May 31, 2011
Na Pankraci 1724 (1. patro)
Paraha 4 140 00

Premier Power Spain is party to cancelable leases with thirty day notice for operating facilities in Navarra, Spain, which expires in 2012 and Barcelona, Spain, which expires in 2014.  Premier Power Italy is party to a non-cancelable renewable lease for operating facilities in Campobasso, Italy, which expires in 2015.  We are party to a non-cancelable lease for offices in Anaheim, California, which expires in 2013.  We are party to a non-cancelable lease for an office in Czech Republic, which expires in 2011.  These leases provide for annual rent increases tied to the Consumer Price Index or equivalent indices in Spain and Italy. The leases require the following payments as of December 31, 2010, subject to annual adjustment, if any:

Year	Amount
(in thousands)
2011	$110
2012	$95
2013	$82
2014	$29
2015 and beyond	$16

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “PPRW.”  The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTCBB.  The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

Quarter Ended	High Bid	Low Bid

December 31, 2010	$1.50	$1.05
September 30, 2010	$1.55	$1.05
June 30, 2010	$2.20	$1.40
March 31, 2010	$2.88	$1.92

December 31, 2009	$4.00	$2.00
September 30, 2009	$4.20	$3.00
June 30, 2009	$4.50	$3.55
March 31, 2009	$4.50	$3.10

As of March 15, 2011, the closing sales price for shares of our common stock was $1.00 per share on the OTCBB.

Holders

As of March 10, 2011, we have approximately 54 stockholders of record of our issued and outstanding common stock based upon a shareholder list provided by our transfer agent.  Our transfer agent is Computershare located at 350 Indiana Street, Suite 800, Golden, Colorado 80401, and their telephone number is (303) 262-0600.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2010, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Number of Securities
Remaining Available for
	COLUMN A: Number of			Future Issuance Under Equity
	Securities to be Issued upon		Weighted-Average Exercise	Compensation Plans
	Exercise of Outstanding		Price of Outstanding Options,	(Excluding Securities
Plan Category	Options Warrants and Rights		Warrants and Rights	Reflected in COLUMN A)

Equity compensation plans approved by security holders	2,701,729	(1)	$2.48	2,200,646	(2)

Equity compensation plans not approved by security holders	-		$-	-

Total	2,701,729		$2.48	2,200,646

(1)	Represents outstanding options and unvested shares of restricted stock granted pursuant to our 2008 Equity Incentive Plan.

(2)	Represents shares remaining available for future issuance under our 2008 Equity Incentive Plan.

On December 19, 2008, our board of directors approved the Premier Power Renewable Energy, Inc.  2008 Equity Incentive Plan (the “Plan”).  All of our employees, officers, and directors, and those of our consultants who (i) are natural persons and (ii) provide bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for our securities are eligible to be granted options or restricted stock awards (each, an “Award”) under the Plan.  The Plan is administered by our board, and the board establishes certain terms of option awards, including the exercise price and duration.  Awards may be made under the Plan for up to 4,951,875 shares of our common stock, and the maximum number of shares of common stock with respect to which Awards may be granted to a “covered employee” as defined by section 162(m) of the Internal Revenue Code of 1986, as amended, is 1,500,000 shares of common stock.  The Plan allows for adjustments for changes in common stock and certain other events, including, but not limited to, any change in control, stock split, reverse stock split, stock dividend, recapitalization, combination of shares, spin-off, any extraordinary distribution, and liquidation or dissolution.

Recent Sales of Unregistered Securities

None.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of Premier Power Renewable Energy, Inc.  for the fiscal years ended December 31, 2010 and 2009 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Statement Regarding Forward-Looking Information, and Business sections in this report.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We procure solar components from the solar industry’s leading suppliers and manufacturers that includes Sun Tech, Sharp, various Chinese module manufacturers, Power One, Fronius, and SunPower Corporation.  We procure solar components that best fit the respective project and do not have any exclusive supplier relationships.

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

Goodwill and Other Intangible Assets – The Company does not amortize goodwill, but rather tests goodwill for impairment at least annually.  We determine the fair value using a weighted market and income approach.  Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows.  Under the market approach, we calculate the fair value of the reporting unit using selected comparable company’s revenue multiples from the Public Guideline Companies and apply the lowest revenue multiple to the reporting unit’s revenue.  If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired.   If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill.  If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and we recognize an impairment of loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income.  We did not recognize any goodwill impairment charges in 2010 and 2009.  Intangible assets, consisting of a customer list, trademarks, and employee contract are amortized over their estimated useful lifes ranging from 2-17 years.

Fair Value of Financial Instruments – The carrying value reported for cash equivalents, accounts receivable, prepaid expenses, other receivables, accounts payable, and accrued liabilities approximated their respective fair values at each balance sheet date due to the short-term maturity of these financial instruments.  Based on borrowing rates currently available to us for borrowings with similar terms, the carrying values of our line of credit also approximates fair value.

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

FASB ASC 740-10 (Financial Accounting Standards Interpretation FIN No.  48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No.  109” (FIN 48)).  FASB ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company recognized no material adjustment in the liability for unrecognized income tax benefits as of December 31, 2010 and 2009.  The Company does not expect there to be any material change to the assessment of uncertain tax positions over the next twelve months.

Premier Power Spain is organized under the laws of Spain and is subject to federal and provincial taxes.  Premier Power Italy and Premier Power Development are recognized under the laws of Italy and are subject to federal and provincial taxes.

Contingent Consideration Liability – In connection with the acquisition of Rupinvest, contingent consideration liability of $12 million was recorded at the time of the purchase.  The contingent consideration liability relates to the contingent issuance of 3 million shares to the sellers of Rupinvest.  In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the Company estimates the fair value of the contingent consideration liability at each reporting period, with changes in the estimated fair value recorded in income.

The fair value measurement assumes that the contingent consideration liability is transferred to a market participant at the valuation date and that the nonperformance risk related to the contingent consideration liability remains constant.  The Company estimates the fair value using the market price of its shares since it believes this represents the present value of its future stock returns, discounted at the Company’s required rate of return.  The Company also estimates the number of shares to be issued based on a number of financial scenarios weighted based on their relative probability.  The Company considers the effect of counterparty performance risk in its fair value estimate.  The Company estimates the counterparty performance risk by comparing its borrowing rate (5.0% at December 31, 2010) to those of U.S.  treasury notes and uses the underlying spread to discount the estimated fair value.

Summary of 2010 Results of Operations

Our revenues for the year ended December 31, 2010 was $86.8 million, an increase of $56.0 million, or 182%, from the year ended December 31, 2009.  North American revenues were $16.4 million for the year ended December 31, 2010, an increase of $2.4 million, or 17%, from the prior year.  Italian revenues were $31.8 million for the year ended December 31, 2010, an increase of $21.0 million, or 194%, from the prior year.  Other European revenues were $38.6 million for the year ended December 31, 2010, an increase of $32.6 million, or 552%, from the prior year.  The increase in our revenues was primarily the result of our continuing efforts to expand our global reach through solar farm opportunities and distribution, which is particularly noted in the significant growth in Europe.

Our net loss for the year ended December 31, 2010, was $0.7 million, or $0.03 per share, compared to net income of $3.7 million, or $0.14 per share, for year ended December 31, 2009.  Net loss in 2010 included gains of $6.3 million associated with changes in fair value of a contingent consideration liability.  Our profitability is primarily dependent upon revenue from sales to commercial, governmental, residential, and equity fund customers.  Profitability is also affected by the costs and expenses associated with installation of systems.  Cost of revenues increased by $53.0 million, or 199%, in the year ended December 31, 2010, compared to the prior fiscal year.  Most of the increase in cost of revenues directly correlates to the significant increase in revenues, however the decrease in overall margin percentages from 14.5% in the prior year to 8.2% in the current year highlights the effects of a continuing lag in the overall economic environment, resulting in the reduction in the pricing of solar systems to maintain sales volumes.  In addition, the decrease in margin was the result of the increase in our distribution business which typically carries lower margins than our traditional revenue.  Operating expenses increased by $2.4 million, or 28%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009, due primarily to the inclusion of a full year of our Italian operations, compared to only five months of operations in the prior year, and to increases in recognized stock-based compensation.

Sources of Revenue

	For the Year Ended December 31,
(Dollars in thousands)	2010	2009	Change %
Revenues
North America	$16,381	$13,987	17%
Italy	31,840	10,844	194%
Other European	38,566	5,919	552%
Total revenues	$86,787	$30,750	182%

Our revenues include revenue recognized under installation contracts using the percentage of completion method of accounting.  Additionally, we derive revenues from distribution sales to customers in Europe.  The increase in North America was largely due to the expansion of our commercial projects offset by the reduction in volume in our residential installations.  The growth in North American commercial projects was driven by the Company signing several megawatt projects in the latter part of the year as our customers have shown greater ability to access project finance.  We have continued to build a strong project pipeline and backlog in North America, and we have partnered with several power purchase agreement providers and have signed projects from these efforts.  The growth in Italian revenues is largely due to a full year of operations from our Italian subsidiary in the year ended December 31, 2010 compared to only five months of operations in the prior year due to the acquisition of the Italian operations in the third quarter of 2009.  The current year increase was also driven by the inclusion of approximately $11 million in current year revenues from the recognition of the completion of two 1mW solar power plants in Southern Italy.  The increase in Other European revenues is largely the result of the successful collaboration with a Czech Republic company for approximately $13.5 million in distribution and engineering, procurement, and construction services during the year on up to 19 megawatts of solar projects which began in the second quarter of 2010 and approximately $17 million in revenues from a distribution contract with a large Spanish development company.

Cost of Revenues

	For the Year Ended December 31,
(Dollars in thousands)	2010	2009	Change %
Cost of Revenues
North America	$15,860	$12,383	28%
Italy	26,662	8,858	201%
Other European	37,143	5,369	592%
Total cost of revenues	$79,665	$26,610	199%

Share-based compensation included above	$167	$145	15%

Gross Margin Percentage
North America	3.2%	11.5%
Italy	16.3%	18.3%
Other European	3.7%	9.3%
Total	8.2%	13.5%

Cost of revenues include all direct material and labor costs attributable to a project as well as certain indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs.  The 199% increase in cost of revenues was primarily the result of increased recognized revenues across all segments, most significantly in the Italian and Other European markets.  Cost of revenues for North America increased $3.5 million, or 28%, for the year ended December 31, 2010 compared to the year ended December 31, 2009.  North America gross margin decreased to 3.2% due to the recognition of an insufficient volume of revenues to cover fixed operational costs from our residential business segment, the increased competitive nature of the industry, and the scope and size of projects as larger projects typically have lower gross margins.  The increase in Italian cost of revenues of $17.8 million, or 201%, correlates to the significant increase in Italian revenues and is largely due to a full year of operations from our Italian subsidiary in the year ended December 31, 2010 compared to only five months of operations in the prior year.  The gross margin for our Italian operations was 16.3%, down 2% from the prior year.  This decrease was largely the result of the completion of the two solar power plants in Southern Italy, which were costly projects relative to similar projects in the past.  These two power plants generated approximately $11 million of the current year revenue and provided a 16% margin, compared to a similar plant in the prior year that provided a 21% margin.  The remainder of the decrease in Italian margin percentage was due to a combination of generating less of our revenue from other solar projects and increased lower margin distribution sales.  Cost of revenues for our Other European operations increased $31.8 million, or 592%, from the prior year, which also correlates to the significant increase in revenues from the Other European segment.  The gross margin for our Other European operations was 3.7%, down 5% from the prior year.  The decline was largely due to entry into the Czech Republic market where initially we are primarily providing procurement, distribution, and limited engineering services, which generally have lower margins than those realized on our construction contracts.  The remainder of the decline in margin percentages in Other European operations can be attributed to continued lag in the overall economic environment, resulting in the reduction in the pricing to maintain sales volumes.

Operating Expenses

	For the Year Ended December 31,
(Dollars in thousands)	2010	2009	Change %
Selling and marketing expenses	$4,609	$2,910	58.4%
General and administrative expenses	$6,532	$5,808	12.5%

As a percent of revenue
Selling and marketing expenses	5.3%	9.5%
General and administrative expenses	7.5%	18.9%

Share-based compensation included above
Selling and marketing expenses	$345	$120	187.5%
General and administrative expenses	$572	$358	59.8%

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of personnel costs and costs related to our sales force and marketing staff.  They also include expenses relating to advertising, brand building, marketing promotions and trade show events, lead generation, and travel.  Selling and marketing expenses increased $1.7 million, or 58%, largely as result of a full year of our Italian operations compared to only five months in the prior year.  In addition, the increased revenues in 2010 from our European operations relative to the prior year resulted in increased commissions of $1.1 million to externally contracted agents.  An increase of approximately $0.2 million in recognized stock-based compensation also contributed to the overall increase as many of stock and option grants granted to employees in our sales force in 2009 and 2010 continue to vest.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources, and other administrative functions.  They also include professional service fees, bad debt expense, other corporate expenses and related overhead.  General and administrative expenses increased by $0.7 million, or 13%, for the year ended December 31, 2010 compared to the year ended December 31, 2009, largely as result of a full year of our Italian operations compared to only five months in the prior year.  An increase of approximately $0.2 million in recognized share-based compensation also contributed to the overall increase as many of stock and option grants granted to employees in 2009 and 2010 continue to vest.  The expected increases in general and administrative expenses as a result of our European expansions in the current year were partially offset by a decrease attributable to higher expenses incurred in the prior year relative to professional service fees of $0.7 million related to the purchase of our Italian operations.

Other Income and Expenses

Other income and expense consists of change in fair value of contingent consideration liability, interest income, interest expense, transactional foreign currency gains (losses), and other income (expense).  Interest expense increased during 2010 as a result of an agreement with a module supplier for $0.3 million in interest expense in relation to the payoff of an outstanding payable for the construction of our Italian solar plants.  Other income, net of expense, decreased $1.0 million, or 15%, from the prior year.  A large portion of the change was related to a $2.2 million gain recognized in the prior year related to the cancellation of outstanding warrants.  This decrease was largely offset by another significant component of other income, which was the $6.3 million of gain recognized in the current year for the change in fair value of the contingent consideration liability, compared to a gain of $4.3 million in the prior year.  In addition, interest expense increased by $0.5 million due to increased borrowings throughout much of the year in Italy and the United States. Other income (expense) includes foreign currency gain (loss) of $(0.2) million and $0.3 million for the years ended December 31, 2010 and 2009, respectively.

Income Tax Benefit (Expense)

The effective tax rates in the years ended December 31, 2010 and 2009 were 136% and (65.9%), respectively.  The effective tax rate in 2010 was significantly different from the federal statutory rate of 34%, primarily due to the recognition of a $3.6 million valuation allowance against deferred tax assets recognized in 2010, primarily resulting from the operating losses sustained from our North American segment.  The effective tax rate in the year ended December 31, 2009 differed from the federal statutory rate of 34% primarily due to the recognition of tax benefits from net operating losses.

Liquidity

Cash Flows

The Company generates cash from operations primarily from cash collections related to its installation and distribution revenues.  Net cash flow provided by operating activities was $1.4 million for the year ended December 31, 2010, compared with net cash used by operations of $6.2 million in the year ended December 31, 2009.  The increase in net cash flow from operating activities was primarily a result of the decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $11.6 million, primarily due to the completion of projects in Italy, and the increase in billings in excess costs of $12.8 million, related to ongoing solar projects in North America, and an increase in accounts payable and accrued liabilities of $2.2 million, partially offset by operating loss of $4.0 million, an increase in inventories of $13.6 million and an increase in accounts receivable of $7.2 million. Accounts receivable increased as a result of increased activity in our European Operations. Inventories and billings in excess of costs and estimated earnings on uncompleted contracts increased significantly from 2009 as a result of one large solar construction project in process at year end.

Net cash flow used in investing activities was $42,000 and $0.2 million for the years ended December 31, 2010 and 2009, respectively.  Both of these amounts were related to capital expenditures, and the prior year number was slightly higher due to assets purchased for the expansion of our Italian operations during that year.

Net cash flow used by financing activities was $1.6 million for the year ended December 31, 2010, compared to cash flow provided by financing activities of $4.5 million for the year ended December 31, 2009.  The prior year cash flow was largely the result of proceeds from the issuance of preferred stock of $3 million and proceeds from borrowings of $2.4 million.  In the current year, the Company expended a net of $1.6 million in the pay-down of debt balances.

Material Impact of Known Events on Liquidity

Our expanding large-scale solar power project development business in North America and Europe combined with tighter credit terms are driving increased liquidity requirements.  Solar power project development cycles can take several months to develop.  In certain of our markets, primarily Europe, it is not uncommon to receive payment at the end of a project.  This may require us to make an advancement of costs prior to cash receipts.  To date, we have financed these up-front construction costs using working capital and cash on hand.  In addition, the solar module market has been in tight supply and has required us at times to pay for modules in advance of receipt or customer payment to ensure delivery timelines for our projects. In some instances our customers have structured accelerated payment terms to avoid this situation.

Additionally, a majority of our cash is held offshore, and while we do not currently believe there are any material limitations or restrictions on our ability to repatriate profits there may be tax consequence or changes in statutory rules which would affect our ability to do so.

The disruption in the credit markets has had a significant adverse impact on a number of financial institutions.  As of December 31, 2010, however, our liquidity and capital investments have not been materially adversely impacted, and we believe that they will not be materially adversely impacted in the near future.  We will continue to closely monitor our liquidity and the credit markets.  Nonetheless, we cannot predict with any certainty the impact to us of any further disruption in the credit environment, as we currently have limited financing options.

There are no other known events that are expected to have a material impact on our short-term or long-term liquidity.

Capital Resources

As of December 31, 2010, we had $3.4 million of cash and cash equivalents.  At times we have extended payment terms on certain of our accounts payable from large solar projects that we believe will provide additional working capital.  We have financed our operations primarily through operating activities and equity financings.  In September 2010 we paid off the remaining outstanding balance of $0.9 million and cancelled our $7.0 million credit line with Umpqua Bank that was for working capital and capital expenditures.  We renewed a €100,000 credit line for Premier Power Spain, which expires on August 1, 2011.  Please see the discussion below under “Lines of Credit.” At December 31, 2010, there were no available borrowings under Premier Power Spain’s line of credit.

In November 2010, we entered into a factoring agreement with Prestige Capital Corporation (“Prestige”).  The initial period of the agreement is through November 2011, with certain automatic extension provisions in the absence of written notice of cancellation by either party.  Under the agreement, we agreed to sell from time-to-time certain trade receivables to Prestige.  At the time of each transfer, Prestige assumes collections efforts and will earn increasing discounts on the sales price on the following scale: 2.25% if collected within 30 days, 3.25% if collected within 45 days, 4.25% if collected within 60 days, 5.25% if collected within 60 days, with an incremental 2% for each 15 day period thereafter until collected.  Prestige maintains recourse to the Company for any accounts that are ultimately uncollectible for any reason other than customer insolvency.  We will receive 75% of the sales price of approved receivables in advance, with the remaining 25% remitted to the Company at the time the receivables are collected by Prestige, net of any discounts and other amounts owed by the Company to Prestige.  Under the terms of the agreement, net amounts due to Prestige cannot exceed $2 million at any time and are secured by certain assets of the Company.  At December 31, 2010, there were no advances due to Prestige.  We believe that this arrangement helps to reduce the amount of capital tied up in uncollected receivables and allows these funds to be utilized for other operating purposes.

We also have contracted backlog in the amount of approximately $23.9 million in North America, as of December 31, 2010, consisting of non-cancellable signed contracts for projects that the Company expects to complete within the next 12 months.  In addition, we have approximately 2MW of projects in Spain that we continue to evaluate as the Spanish government adjusts it solar incentives that has an effect on the value of the 2MW, and therefore we are excluding from our current backlog until the incentives are finalized.  In addition to our cash and cash equivalents and accounts receivable, we expect to invoice approximately $1.1 million against our costs and estimated earnings in excess of billings on uncompleted contracts in the next 90 days.  Thus, we believe that our current cash and cash equivalents, cash flow from operations, our factoring arrangement, and our line of credit in Spain will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for at least the next 12 months.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Line of Credit

On July 13, 2009, the Company entered into a loan agreement with Umpqua Bank, an Oregon corporation, for a line of credit of up to $12 million, maturing on July 13, 2011.  The loan agreement provided for an initial line of credit of $7 million, provided, however, that the Company may request no more than twice prior to the maturity date that the line of credit be increased to an amount not to exceed $12 million in the event the Company acquires another subsidiary and require additional working capital for such subsidiary.  The balance of the line of credit was paid off and terminated September 15, 2010.  There is no outstanding balance, and the Company has no further borrowing capabilities under this line of credit.

At Decembers 31, 2010, Premier Power Spain had an unsecured line of credit for $0.1 million, which has interest terms of Euribor+3.25 and is due in full on August 1, 2011.  As of December 31, 2010, there was $0.1 million outstanding on the line and no available borrowings.

At December 31, 2010, the Company had a factoring agreement with Prestige for up to $2 million of advances against eligible receivables.  There were no advances due to Prestige at December 31, 2010.

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

The following table summarizes our contractual obligations as of December 31, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
		Less than 1
	Total	year	1-3 years	3-5 years
		(in thousands)
Contractual Obligations:
Bank Indebtedness	$577	$358	$215	$4
Operating Leases	332	110	206	16
	$909	$468	$431	$21

In May 2010, we entered into an agreement with a reseller to sell into the Federal GSA market.  Under the agreement, we pay $1,000 per month, with the first 6 months of fees waived.  Additionally, we provide the reseller a margin of 5%-6% on sales of our products by the reseller.  The agreement expires in May 2011, unless renewed.  To date, no sales have been made under this agreement as we await approval from the GSA.

At times we enter into take or pay agreements with our suppliers.  This provides pricing advantages to the Company in return for supply certainty.  During 2010, we, as part of the purchase of solar modules from a vendor for a project in the Czech Republic, entered in to a take or pay agreement of which 500 kilowatts of solar modules with a value of approximately $1.0 million remain to be delivered.  This agreement is supported by a Letter of Credit.  We currently have no take or pay commitments outstanding and have incurred no losses as a result of these agreements.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No.  2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures (ASU 2010-06) to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3.  Levels 1, 2, and 3 of fair value measurements are defined in Note 16 of our accompanying financial statements.  The Company has adopted the provisions of this guidance, except for those pertaining to Level 3 fair value measurements, which it will adopt on January 1, 2011, as required.  There was no material impact on the Company’s results of operations, cash flows, or financial position resulting from the adoption of this guidance.  Further, the Company expects that adoption of the provisions pertaining to Level 3 fair value measurements on January 1, 2011 will not have an impact on its results of operations, cash flows, or financial position.

In June 2009, the FASB issued FASB ASC 810 (SFAS No.  167, “Amendments to FASB Interpretation No.  46(R)”).  FASB ASC 810 applies to FASB ASC 105 entities and is effective for annual financial periods beginning after November 15, 2009 and for interim periods within those years.  Earlier application is prohibited.  A calendar year-end company must adopt this statement as of January 1, 2010.  The Company adopted this guidance with no impact to our consolidated financial statements.

In June 2009, the FASB issued FASB ASC 860 (SFAS No.  166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No.  140”).  FASB ASC 860 applies to all entities and is effective for annual financial periods beginning after November 15, 2009 and for interim periods within those years.  Earlier application is prohibited.  A calendar year-end company must adopt this statement as of January 1, 2010.  This statement retains many of the criteria of FASB ASC 860 (FASB 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”) to determine whether a transfer of financial assets qualifies for sale accounting, but there are some significant changes as discussed in the statement.  Its disclosure and measurement requirements apply to all transfers of financial assets occurring on or after the effective date.  Its disclosure requirements, however, apply to transfers that occurred both before and after the effective date.  In addition, because FASB ASC 860 eliminates the consolidation exemption for Qualifying Special Purpose Entities, a company will have to analyze all existing QSPEs to determine whether they must be consolidated under FASB ASC 810.  The Company adopted this guidance with no impact to our consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value.” ASU 2009-05 applies to all entities that measure liabilities at fair value within the scope of FASB ASC 820, “Fair Value Measurements and Disclosures.” ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance, October 1, 2009 for the Company.  The Company adopted this guidance with no impact to our consolidated financial statements.

In August 2009, an update was made to Fair Value Measurements and Disclosures –Measuring Liabilities at Fair Value.”  This update permits entities to measure the fair value of liabilities, in circumstances in which a quoted price in an active market for an identical liability is not available, using a valuation technique that uses a quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or the income or market approach that is consistent with the principles of Fair Value Measurements and Disclosures.  Effective upon issuance, the Company adopted this guidance with no impact to our consolidated financial statements.

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

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements for the years ended December 31, 2010 and 2009 begin on the following page.

Board of Directors and Shareholders
Premier Power Renewable Energy, Inc.
El Dorado Hills, California

We have audited the accompanying consolidated balance sheets of Premier Power Renewable Energy, Inc.  and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board ( United States ).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Power Renewable Energy, Inc.  and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Macias Gini & O'Connell, LLP

Sacramento, California

March 30, 2011

PREMIER POWER RENEWABLE ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$3,390	$3,792
Accounts receivable, net of allowance for doubtful accounts of $ 235 and $ 137 at December 31, 2010 and 2009, respectively	14,365	7,676
Inventory	15,371	1,824
Prepaid expenses and other current assets	1,486	432
Costs and estimated earnings in excess of billings on uncompleted contracts	1,108	13,674
Other receivables	226	175
Deferred tax assets	258	473
Total current assets	36,204	28,046

Property and equipment, net	463	615
Intangible assets, net	812	970
Goodwill	11,368	12,254
Deferred tax assets	-	1,295
Total assets	$48,847	$43,180

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	17,191	18,347
Accrued liabilities	4,279	2,043
Billings in excess of costs and estimated earnings on uncompleted contracts	13,200	374
Taxes payable	527	293
Customer deposits	159	-
Borrowings, current	358	1,692
Total current liabilities	35,714	22,749

Borrowings, non-current	219	548
Contingent consideration liability	1,472	7,725
Total liabilities	37,405	31,022

Commitments and contingencies (Notes 12 and 13)
Shareholders' equity
Series A convertible preferred stock, par value $.0001 per share: 5,000,000 shares designated; 20,000,000 shares of preferred stock authorized; 3,500,000 shares issued and outstanding at December 31, 2010 and 2009	-	-
Series B convertible preferred stock, par value $.0001 per share: 2,800,000 shares designated; 20,000,000 shares of preferred stock authorized; 2,800,000 shares issued and outstanding at December 31, 2010 and 2009	-	-
Common stock, par value $.0001 per share; 500,000,000 shares authorized; 29,099,750 and 29,050,250 shares issued and outstanding at December 31, 2010 and 2009, respectively	3	3
Additional paid-in-capital	18,906	17,822
Accumulated deficit	(6,101)	(5,385)
Accumulated other comprehensive loss	(1,366)	(282)
Total shareholders' equity	11,442	12,158
Total liabilities and shareholders' equity	$48,847	$43,180

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Year Ended December 31,
	2010	2009

Revenues	$86,787	$30,750
Cost of revenues	(79,665)	(26,610)
Gross margin	7,122	4,140

Operating expenses:
Selling and marketing	4,609	2,910
General and administrative	6,532	5,808
Total operating expenses	11,141	8,718

Operating loss	(4,019)	(4,578)

Other income (expense):
Interest expense	(724)	(89)
Other income (expense)	(224)	341
Change in fair value of contingent consideration liability	6,253	4,301
Change in fair value of warrants	-	2,184
Interest income	26	44
Total other income, net	5,331	6,781

Income before income taxes	1,312	2,203

Income tax (expense) benefit	(2,028)	1,452

Net (loss) income	(716)	3,655

Less: Net income attributable to noncontrolling interest	-	(85)

Net (loss) income attributable to PPRE, Inc.	$(716)	$3,570

(Loss) Income Per Share:

Basic	$(0.03)	$0.14
Diluted	$(0.03)	$0.11

Weighted Average Shares Outstanding:

Basic	26,592	26,050
Diluted	26,592	31,273

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)

	For the Year Ended December 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income attributable to PPRE	$(716)	$3,570
Net income attributable to noncontrolling interest	-	85
Net (loss) income	(716)	3,655
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Foreign currency transaction losses (gains)	179	-
Gain on sale of special purpose entities	-	(23)
Share-based compensation	1,084	624
Depreciation and amortization	324	345
Change in fair value of contingent consideration liability	(6,253)	(4,301)
Change in fair value of warrant liability	-	(2,184)
Deferred taxes	1,252	(1,857)
Changes in operating assets and liabilities:
Accounts receivable	(7,151)	(2,608)
Inventory	(13,634)	(119)
Prepaid expenses and other current assets	(1,192)	(175)
Costs and estimated earnings in excess of billings on uncompleted contracts	11,622	(13,563)
Other receivables	122	(78)
Taxes receivable	(57)	-
Accounts payable	(13)	14,436
Accrued liabilities	2,218	623
Billings in excess of costs and estimated earnings on uncompleted contracts	12,842	(833)
Taxes payable	573	(164)
Customer deposits	160	-
Net cash provided by (used in) operating activities	1,360	(6,222)

Cash flows from investing activities:
Acquisition of property and equipment	(42)	(265)
Net cash paid for Rupinvest acquisition	-	(2)
Net cash used in investing activities	(42)	(267)

Cash flows from financing activities:
Principal payments on borrowings	(364)	(306)
Sale of noncontrolling interest	-	176
Purchase of noncontrolling interest	-	(176)
Proceeds from factoring arrangements	1,972	-
Repayment of proceeds from factoring arrangements	(1,972)	-
Net payments on line of credit	(1,445)	-
Proceeds from borrowings including line of credit	200	2,391
Proceeds from issuance of preferred stock and warrants	-	3,000
Cost related to share registration	-	(570)
Net cash (used in) provided by financing activities	(1,609)	4,515
Effect of foreign currency	(111)	-
Decrease in cash and cash equivalents	(402)	(1,979)
Cash and cash equivalents at beginning of year	3,792	5,771
Cash and cash equivalents at end of year	$3,390	$3,792

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)
(Continued)

	For the Year Ended December 31,
	2010	2009
Supplemental cash flow information:
Interest paid	$724	$72
Taxes paid	$559	$434

Non -cash investing and financing activities:
Contingent Consideration liability		$12,027
Warrant liability		$11,118

Net cash paid for Rupinvest acquisition:
Tangible assets		$616
Intangible assets		12,087
Total assets		12,703
Liabilities assumed		(658)
Net assets acquired		12,045
Less:
Contingent consideration liability		(12,027)
Cash acquired		(16)
Net cash paid for Rupinvest acquisition		$2

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Year Ended December 31, 2009 and 2010
(in thousands)
									Accumu	Premier
									lated	Power
									Other	Renewable
			Series A-		Series B-		Additional	Accumu	Compre	Energy, Inc.	Noncon
	Common Stock		Preferred Stock		Preferred Stock		Paid-In	lated	hensive	Stockholders	trolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	'Equity	Interest	Total

Balance December 31, 2008	26,049	3	3,500	-	-	-	7,542	369	(41)	7,873	-	7,873
Cumulative effect of adjustment upon adoption of EITF 07-5 (restated)							(1,794)	(9,324)		(11,118)		(11,118)
Balance January 1, 2009 (restated)	26,019	3	3,500	-	-	-	5,748	(8,955)	(41)	(3,245)		(3,245)

Balance at January 1, 2009	26,049	$3	3,500	$-	-	$-	$5,748	$(8,955)	$(41)	$(3,245)	$-	$(3,245)

Net income								3,570		3,570	85	3,655
Foreign currency translation adjustment									(241)	(241)	(21)	(262)
Comprehensive income										3,329	64	3,393

Share-based compensation	1						624			624		624
Cost related to share registration							(570)			(570)		(570)
Sale of noncontrolling interest											176	176
Purchase of noncontrolling interest											(155)	(155)
Noncontrolling interest income							85			85	(85)	-
Gain on settlement of warrant liability							1,435			1,435		1,435
Issuance of series B convertible preferred stock					2,800		10,500			10,500		10,500
Issuance of escrow shares related to Rupinvest acquisition	3,000									-		-

Balance at December 31, 2009	29,050	3	3,500	-	2,800	-	17,822	(5,385)	(282)	12,158	-	12,158

Net loss								(716)		(716)		(716)
Foreign currency translation adjustment									(1,084)	(1,084)		(1,084)
Comprehensive loss										(1,800)		(1,800)

Share-based compensation	50						1,084			1,084		1,084

Balance at December 31, 2010	29,100	$3	3,500	$-	2,800	$-	$18,906	$(6,101)	$(1,366)	$11,442	$-	$11,442

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

1.    ORGANIZATION AND NATURE OF BUSINESS

Premier Power Renewable Energy, Inc., a Delaware corporation (the “Parent”), through its wholly owned subsidiaries, Premier Power Renewable Energy, Inc., a California corporation (“Premier Power California”), and Rupinvest Sarl (“Rupinvest”), and Premier Power California’s two wholly owned subsidiaries, Bright Future Technologies LLC (“Bright Future”) and Premier Power Sociedad Limitada (“Premier Power Spain”), and Rupinvest’s two wholly-owned subsidiaries, Premier Power Italy S.p.A.  (“Premier Power Italy”) and Premier Power Development S.r.l.  (“Premier Power Development”) (collectively the “Company”) distributes solar components and designs, engineers, and installs photovoltaic systems globally.

On June 16, 2009, the Company sold to Vision Opportunity Master Fund, Ltd.  (“Vision”) 2.8 million shares of Series B Convertible Preferred Stock (bearing no liquidation preference, no coupon payments, and no redemption rights) in exchange for the cancellation of the 3.5 million Series A and Series B warrants held by Vision, and $3 million in cash.  The cancellation of warrants resulted in the elimination of all the Company’s issued and outstanding warrants and resulted in a gain of $1.4 million which was recorded in additional paid in capital.

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

On July 23, 2010, the Company formed Premier Power Development, a wholly-owned Italian subsidiary, to enhance its European project development efforts.

2.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States (“GAAP”), and include the accounts of the Parent and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

Concentrations and Credit Risk – Two customers accounted for 13% and 10%, respectively, of the Company’s revenues for the year ended December 31, 2010.  One customer accounted for 17% of the Company’s revenues for the year ended December 31, 2009.  Accounts receivable primarily consist of trade receivables and amounts due from state agencies and utilities for rebates on solar systems installed.  At December 31, 2010, the Company had one customer that accounted for 32% of the Company’s accounts receivables.  At December 31, 2009, the Company had two customers that accounted for 23% and 11% of the Company’s accounts receivables, respectively.  The Company monitors account balances and follows up with accounts that are past due as defined in the terms of the contract with the customer.  To date, the Company’s losses on uncollectible accounts receivable have been immaterial.  The Company maintains an allowance for doubtful accounts receivable based on the expected collectability of its accounts receivable.  The allowance for doubtful accounts is based on assessments of the collectability of specific customer accounts and the aging of the accounts receivable.  If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, the allowance for doubtful accounts is increased.  The allowance for doubtful accounts was $0.2 million and $0.1 million as of December 31, 2010 and 2009, respectively.

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

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand or in the bank and short-term investment securities with remaining maturities of 90 days or less at date of purchase.  The Company maintains its cash in bank deposit accounts that, at times, may exceed the statutory insured limits of the jurisdiction in which the accounts are held.  The Company has not experienced any losses on these investments.  At December 31, 2010, the Company had $1.9 million in cash in bank accounts in excess of the various deposit insurance limits of the jurisdictions in which the balances were held.  Additionally, a majority of our cash is held offshore and while we currently do not believe there are any material limitations or restrictions on our ability to access such cash if necessary for operations in the United States, there may be tax consequences or changes in regulations which would affect our ability to do so.

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

Share-Based Compensation –   The Company accounts for share-based compensation under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, which requires the Company to measure the share-based compensation costs of share-based compensation arrangements based on the grant date fair value and generally recognizes the costs in the financial statements over the employee’s requisite service period.  Share-based compensation expense for all share-based compensation awards granted was based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718.

Goodwill and Other Intangible Assets – The Company does not amortize goodwill, but rather tests goodwill for impairment at least annually.  We determine the fair value using a weighted market and income approach.  Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows.  Under the market approach, we calculate the fair value of the reporting unit using selected comparable companies’ revenue multiples and apply an average of such companies’ multiples to the reporting unit’s revenue.  If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired.  If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill.  If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred, and we recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income.  In the second quarter of 2010, due to the reduction in forecasted revenue since the purchase of our Italian operations, the Company performed an impairment test of the goodwill recorded from the acquisition of Rupinvest, which totaled $10.9 million at December 31, 2010.  The Company performed its annual impairment analysis in the third quarter of the year.  No impairment charge was recorded as a result of either of these tests.  Any change in goodwill for the year ended December 31, 2010 and 2009 is a result of changes in foreign currency rates.  Intangible assets, consisting of a customer list, trademarks, and an employee contract, are amortized over their estimated useful lives ranging from 2-17 years.

Fair Value of Financial Instruments – The carrying value reported for cash equivalents, accounts receivable, prepaid expenses, other receivables, costs and estimated earnings in excess of billings, accounts payable, billings in excess of costs and estimated earnings on uncompleted contracts, and accrued liabilities approximated their respective fair values at each balance sheet date due to the short-term maturity of these financial instruments.  The fair values of the contingent consideration liability and our borrowings have been determined in accordance with the methodology as disclosed in Notes 13 and 17.

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

The Company recognized revenue on a percentage of completion basis on a 1 megawatt solar project in Italy in 2009 and in 2010 as the project was being completed.  The Company completed the project in May 2010 and invoiced the customer in accordance with the related contract.  Subsequently, the customer informed the Company that it intended to resell the project, but the buyer requested that the Company enter into an operating and maintenance (O&M) contract for the solar facility and wanted to purchase the project from the Company in its role as the builder.  The Company agreed to retake title to the project and transfer it to the buyer.  The Company did not receive any additional compensation for the transaction, took on a minimal increase in its warranty exposure that was limited to the de minimis amount of fees of the O&M contract, and did not assume other obligations with its assumption and passage of title to the buyer contemporaneously in June 2010.  Prior to June 2010, there was no agreement to enter into this transaction and payment of the original contract amount was not contingent on the sale to the buyer.  In July 2010, the Company received full payment for the total outstanding accounts receivable, which equals the original contract amount.  The Company determined the assumption of title and sale did not cause a change in the previous accounting recognition, and accordingly there was no effect on the accompanying financial statements.  During 2010, the Company started and completed two additional projects with this customer and recognized revenue on receipt of payment in 2010.

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

Advertising – The Company expenses advertising costs as they are incurred.  Advertising costs were $0.3 million and $0.8 million for the years ended December 31, 2010 and 2009, respectively.

Product Warranties – The Company warrants its projects for labor and materials associated with its installations.  The Company’s warranty is ten years in California and generally five to ten years elsewhere in the U.S.  depending upon each state’s specific requirements.  Premier Power Italy provides a ten year warranty covering the labor and materials associated with its installations.  Premier Power Spain provides a one year warranty for all contracts signed after December 31, 2006.  Since the Company does not have sufficient historical data to estimate its exposure, we have looked to our historical data and the historical data reported by a peer company solar system installer.  Solar panels and inverters are warranted by the manufacturer for 25 years and 10 years, respectively.  Activity in the Company’s accrued warranty reserve for the year ended December 31, 2010 and 2009 was as follows:

	For the Year Ended December 31,
	2010	2009
	(in thousands)
Beginning accrued warrant balance	$359	$367

Accruals related to warranties issued during period	270	159

Reduction for labor payments and claims made under the warranty	(52)	(167)

Ending accrued warranty balance	$577	$359

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

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

The Company provides no warranty to its customers related to distribution sales.  Any warranties provided are provided directly to the customer by the manufacturer.

Foreign Currency – The functional currency of Premier Power Italy, Premier Power Development, and Premier Power Spain is the Euro.  Their assets and liabilities are translated at period-end exchange rates, including goodwill, except for certain non-monetary balances, which are translated at historical rates.  All income and expense amounts of Premier Power Italy and Premier Power Spain are translated at average exchange rates for the respective period.  Translation gains and losses are not included in determining net income but are accumulated in a separate component of stockholders’ equity.  Foreign currency transaction gains and losses are included in the determination of net income (loss) in the period in which they occur.  For the year ended December 31, 2010 and 2009 respectively, foreign currency transaction (loss) gain amounted to ($0.2 million) and $0.3 million, respectively.

Noncontrolling Interest – FASB ASC Topic 810, “Consolidation” (SFAS No.  160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No.  51”) was effective January 1, 2009 for the Company and established accounting reporting standards for noncontrolling interests in a subsidiary.  The noncontrolling interest reflected in the statement of operations for the year ended December 31, 2009 represents the 10% shareholdings of the noncontrolling shareholders in the parents’s Italian operations, Premier Power Italy.  On December 31, 2009, Rupinvest purchased the 10% noncontrolling interest from Esdras; thus, as of December 31, 2009, there is no longer a noncontrolling interest in the Company’s operations.

A summary of activity related to noncontrolling interests in the Company’s subsidiaries is as follows:

For the Year Ended December 31,
2009
(in thousands)
Beginning balance	$-
Sale of noncontrolling interest in Premier Power Italy	176
Net income attributed to noncontrolling interest	85
Foreign currency translation adjustment	(21)
Purchase of noncontrolling interest in Premier Power Italy	(155)
Noncontrolling interest income	(85)
Ending balance	$-

Comprehensive Income – FASB ASC Topic 220 establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.  Comprehensive income, as defined, includes all changes in equity during the period from non-owner sources, such as foreign currency translation adjustments.

Income Taxes – The Company accounts for income taxes under the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  Realization of deferred tax assets is dependent upon the weight of available evidence, including expected future earnings.  A valuation allowance is recognized if it is more likely than not that some portion or all of a deferred tax asset will not be realized.  At December 31, 2010, the Company has a full valuation allowance for the net deferred tax asset associated with its U.S.  operations.  Prior to September 2008, the Company was not subject to federal income tax.

FASB ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company recognized no material adjustment in the liability for unrecognized income tax benefits as of December 31, 2010 and 2009.  The Company does not expect there to be any material change to the assessment of uncertain tax positions over the next twelve months.

Premier Power Italy and Premier Power Development are organized under the laws of Italy and are subject to federal and provincial taxes.  Premier Power Spain is organized under the laws of Spain and is subject to federal and provincial taxes.

Contingent Consideration Liability – In connection with the acquisition of Rupinvest, contingent consideration liability of approximately $12 million was recorded at the time of the purchase.  The contingent consideration liability relates to the contingent issuance of 3 million shares to the sellers of Rupinvest.  In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the Company estimates the fair value of the contingent consideration liability at each reporting period, with changes in the estimated fair value recorded in income.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

The fair value measurement assumes that the contingent consideration liability is transferred to a market participant at the valuation date and that the nonperformance risk related to the contingent consideration liability remains constant.  The Company estimates the fair value using the market price of its shares since it believes this represents the present value of its future stock returns, discounted at the Company’s required rate of return.  The Company also estimates the number of shares to be issued based on a number of financial scenarios weighted based on their relative probability.  The Company considers the effect of counterparty performance risk in its fair value estimate.  The Company estimates the counterparty performance risk by comparing its borrowing rate (5.0% at December 31, 2010) to those of U.S.  treasury notes and uses the underlying spread to discount the estimated fair value.

Reclassifications – Certain reclassifications were made to prior year amounts to conform with the current year presentation.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No.  2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures (ASU 2010-06) to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3.  Levels 1, 2, and 3 of fair value measurements are defined in Note 16 below.  The Company has adopted the provisions of this guidance, except for those pertaining to Level 3 fair value measurements, which it will adopt on January 1, 2011, as required.  There was no impact on the Company’s results of operations, cash flows, or financial position resulting from the adoption of this guidance.  Further, the Company expects that adoption of the provisions pertaining to Level 3 fair value measurements on January 1, 2011 will not have a impact on its results of operations, cash flows, or financial position.

In June 2009, the FASB issued FASB ASC 810 (SFAS No.  167, “Amendments to FASB Interpretation No.  46(R)”).  FASB ASC 810 applies to FASB ASC 105 entities and is effective for annual financial periods beginning after November 15, 2009 and for interim periods within those years.  Earlier application is prohibited.  A calendar year-end company must adopt this statement as of January 1, 2010.  The Company adopted this guidance with no impact to our consolidated financial statements.

In June 2009, the FASB issued FASB ASC 860 (SFAS No.  166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No.  140”).  FASB ASC 860 applies to all entities and is effective for annual financial periods beginning after November 15, 2009 and for interim periods within those years.  Earlier application is prohibited.  A calendar year-end company must adopt this statement as of January 1, 2010.  This statement retains many of the criteria of FASB ASC 860 (FASB 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”) to determine whether a transfer of financial assets qualifies for sale accounting, but there are some significant changes as discussed in the statement.  Its disclosure and measurement requirements apply to all transfers of financial assets occurring on or after the effective date.  Its disclosure requirements, however, apply to transfers that occurred both before and after the effective date.  In addition, because FASB ASC 860 eliminates the consolidation exemption for Qualifying Special Purpose Entities, a company will have to analyze all existing QSPEs to determine whether they must be consolidated under FASB ASC 810.  The Company adopted this guidance with no impact to our consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value.” ASU 2009-05 applies to all entities that measure liabilities at fair value within the scope of FASB ASC 820, “Fair Value Measurements and Disclosures.” ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance, October 1, 2009 for the Company.  The Company adopted this guidance with no impact to our consolidated financial statements.

In August 2009, an update was made to Fair Value Measurements and Disclosures –Measuring Liabilities at Fair Value.”  This update permits entities to measure the fair value of liabilities, in circumstances in which a quoted price in an active market for an identical liability is not available, using a valuation technique that uses a quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or the income or market approach that is consistent with the principles of Fair Value Measurements and Disclosures.  Effective upon issuance, the Company adopted this guidance with no impact to our consolidated financial statements.

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

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

3.    EARNINGS PER SHARE

Earnings per share is computed in accordance with the provisions of FASB ASC Topic 260.  Basic net (loss) income per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company’s outstanding convertible preferred shares using the “if converted” method and dilutive potential common shares.  Potentially dilutive securities include convertible preferred stock, employee stock options, restricted shares, and contingently issuable shares for the purchase of Rupinvest.  Potentially dilutive common shares from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock.

	For the Year Ended December 31,
	2010	2009
	(in thousands, except per share data)
Net (loss) income attributable to Premier Power Renewable Energy, Inc.	$(716)	$3,570
Earnings Per Share:
Basic	$(0.03)	$0.14
Diluted	$(0.03)	$0.11

Weighted Average Shares Outstanding:
Basic	26,592	26,050
Diluted effect of convertible preferred stock, series A	-	3,500
Diluted effect of convertible preferred stock, series B	-	1,519
Diluted effect of stock options	-	-
Diluted effect of unissued restricted shares	-	91
Diluted effect of contingent liability	-	113
Diluted	26,592	31,273

For the years ended December 31, 2010 and 2009, there were issued and outstanding stock options exercisable for an aggregate 1,467,226 and 1,320,729 shares of common stock, respectively, that were anti-dilutive as their weighted average exercise price exceeded the average market price of the Company’s common stock.  For the year ended December 31, 2010, there were an additional 7,351,129 securities that were anti-dilutive due to the Company’s reported net loss.

4.     INTANGIBLE ASSETS

Intangibles consist of amortizing intangibles and goodwill.

Amortizing Intangibles

At December 31, 2010 and 2009, amortizing intangible assets consist of the following:

	December 31,
	2010	2009
	(in thousands)
Trademark	$878	$878
Customer List	95	102
Employee contract	180	180
	1,153	1,160
Less: Accumulated amortization	(341)	(190)
	$812	$970

Amortization periods for the intangibles are as follows: trademark – 17 years, customer list – 3 years, employee contract – 2 years, and backlog – 6 months.  Amortization for the years ended December 31, 2010 and 2009 was $0.2 million and $0.06 million, respectively.  Accumulated amortization was $0.4 million and $0.06 million at December 31, 2010, and 2009, respectively.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

The Company expects amortization expense for the next five years to be as follows (in thousands):

Year	Amount
2011	$83
2012	$70
2013	$52
2014	$52
2015	$52

Goodwill

The change in the carrying amount of goodwill for the year ended December 31, 2010 and 2009 was as follows:

	For the Year Ended December 31,
	2010	2009
	(in thousands)
Beginning balance	$12,254	$483
Goodwill from Italian acquisition	-	11,982
Changes due to foreign currency fluctuations	(886)	(211)
Ending balance	$11,368	$12,254

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

At December 31, 2009, an independent third party estimated the fair value of the contingent liability using a probability weighted estimate of the number of the shares to be earned by the seller, multiplied by the market price of the Company’s shares.  The effect of counterparty performance risk was included in determining the estimated fair value of the contingent liability.  The change in fair value of the contingent liability of $6.3 million and $4.3 million was recorded to other income for the years ended December 31, 2010 and 2009, respectively.  The reduction in fair value was primarily due to a change in the estimated shares to be issued and the reduction in the Company’s stock price since the date of acquisition.

The acquisition of Rupinvest and Premier Power Italy was accounted for as a business combination.  Accordingly, goodwill has been measured as the excess of the total consideration on the acquisition date over the amounts assigned to the identifiable assets acquired and liabilities assumed.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

The total purchase price of Rupinvest and Premier Power Italy of approximately $12 million, including contingent consideration was allocated to the net tangible assets and intangible assets acquired based upon their estimated fair value as of July 31, 2009, as set forth below.  The excess of the purchase price over the net tangible assets and intangible assets was recorded as goodwill.

A summary of the acquired tangible and intangible assets and liabilities is as follows (in thousands):

Cash	$16
Accounts receivable	315
Inventory	247
Intangible assets - customer list	105
Fixed assets	38
Accounts payable and accrued liabilities	(381)
Taxes payable	(277)
Goodwill	11,982
$12,045

The following table provides pro forma results of operations for the year ended December 31, 2009, as if the acquisition had been completed on January 1, 2008. Such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the date indicated, nor are they indicative of future operating results of the Company.

Year Ended December 31, 2009 (unaudited)
(in thousands)
Total Revenue	$33,532
Net income	$3,503

For the year ended December 31, 2009, the statement of operations contains $10.8 million and $0.8 million of revenue and net loss, respectively, relating to the consolidated operations of Rupinvest.

Intangible assets consist of the estimated fair value of acquired customer lists.  In estimating the fair value the Company used an income approach, utilizing a discount rate of 20%.  The Company estimated the useful life of the acquired customer lists to be three years.  The gross contractual accounts receivable amount was $0.3 million.  The qualitative factors that make up goodwill recognized include, among other factors, Premier Power Italy management and knowledge of local business practices and regulations.   The large premium over the fair value of the net assets acquired was related to the stage of Premier Power Italy’s development and the Company’s perception of the Italian marketplace.  The Company viewed the Italian solar market as being very attractive and was willing to pay a premium to obtain access to the market.  However, at the time of acquisition, Premier Power Italy had not yet undertaken the development of solar projects and as a result, the Company and Esdras, the seller of Rupinvest, agreed to a payment structure in which substantially all of the consideration is contingent on Premier Power Italy’s ability to perform.

6.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2010	2009
	(in thousands)
Equipment	$247	$217
Furniture and computers	192	204
Vehicles	619	651
	1,058	1,072
Less: accumulated depreciation	(595)	(457)
	$463	$615

Depreciation expense was $0.2 million and $0.2 million for the years ended December 31, 2010 and 2009, respectively.

7.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

	December 31,
	2010	2009
	(in thousands)
Payroll	$1,459	$363
Warranty reserve	577	359
Sales and local taxes	1,511	176
Accrued subcontractor's costs	407	998
Other operational accruals	325	147
	$4,279	$2,043

8.    INCOME TAXES

The domestic and foreign components of income (loss) before income tax expense were as follows:

	For the Year Ended December 31,
	2010	2009
	(in thousands)
Domestic	$(110)	$1,617
Foreign	1,422	586
	$1,312	$2,203

The Company is subject to federal, state and foreign corporate income taxes. The (benefit) expense for income taxes consists of the following:

	For the Year Ended December 31,
	2010	2009
	(in thousands)
Current:
Federal	$-	$(15)
State	7	3
Foreign	511	446
	$518	$434

Deferred:
Federal	$1,082	$(1,237)
State	420	(379)
Foreign	8	(270)
	1,510	(1,886)
Total Expense (Benefit)	$2,028	$(1,452)

The Company intends to permanently reinvest all foreign earnings in foreign jurisdictions and has calculated its tax liability and deferred tax assets and deferred tax liabilities accordingly. However, in the event the Company were to be exposed to tax liability in the U.S. as a result of choosing to repatriate foreign earnings, it is believed that any tax liability would not be material as a result of utilizing the Company's U.S. net operating losses.

A reconciliation of the provision for income taxes at the federal statutory rate compared to the Company’s actual tax expense (benefit) is as follows:

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

	For the Year Ended December 31,
	2010	2009
	(in thousands)
Federal income tax expense at U.S. statutory rate	$446	$749
State income taxes, net of federal benefit	190	(261)
Foreign income and withholding taxes	(31)	(21)
Share-based compensation	199	157
Gain on change in fair value of contingent liability	(2,126)	(1,463)
Warrant revaluation	-	(742)
Unrecognized tax benefit	-	87
Valuation allowance	3,138	-
Other, net	212	42
	$2,028	$(1,452)

The components of deferred tax assets and liabilities are as follows:
	December 31,
	2010	2009
	(in thousands)
Deferred tax assets:
Accrued expenses	$324	$234
Share-based compensation	160	15
Net operating losses	3,737	1,845
Valuation allowance	(3,618)	-
	603	2,094
Deferred tax liabilities:
Intangibles	(303)	(264)
Depreciable assets	(42)	(62)
	(345)	(326)
Net deferred tax asset	$258	$1,768

As of December 31, 2010, the Company’s federal, state, foreign net operation loss carryforwards for income tax purposes are approximately $9.0 million, $8.9 million, $.3 million, respectively. Federal and state net operating losses will begin expiring in 2029. Foreign net operating losses will begin expiring in 2024. The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the amount and timing of scheduled reversals of deferred tax liabilities and projected future taxable income over the periods for which the deferred tax assets are deductible. Based upon the Company’s recent history of continuing operating losses in the US, realization of its deferred tax assets does not meet the more likely than not criteria under Accounting Standard Codification Topic 740, Income Taxes (ASC 740) and, accordingly, a valuation allowance for the entire US deferred tax asset amount has been recorded in 2010.

Due to the change of ownership provisions of the Tax Reform Act of 1986, utilization of a portion of our net operating loss and tax credit carryfowards may be limited in future periods.  Further, a portion of the carryfowards may expire before being applied to reduce future income tax liabilities.

The Company adopted the provisions of accounting for uncertain tax positions in accordance with the ASC 740 topic on September 8, 2008, and accordingly, performed a comprehensive review of the Company’s uncertain tax positions as of that date.  In this regard, an uncertain tax position represents its expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company expects resolution of unrecognized tax benefits would occur while the full valuation allowance of deferred tax assets is maintained, therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, that would affect the effective tax rate. A reconciliation of the Company’s total unrecognized tax benefits, which are reflected as a reduction of the carrying value of the related deferred tax asset, is as follows:

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

	For the Year Ended December 31,
	2010	2009
	(in thousands)
Balance at beginning of year	$87	$-
Addition based on tax provision in the current period	-	87
Balance at end of year	$87	$87

The Company expects resolution of unrecognized tax benefits would occur while the full valuation allowance of deferred tax assets is maintained, therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company does not expect there to be any material changes to the assessment of uncertain tax positions over the next twelve months.  The Company is subject to routine corporate income tax audits in the United States and foreign jurisdictions.  The statute of limitations for the Company’s 2008 and 2009 tax years remains open for U.S. purposes.  Most foreign jurisdictions have statute of limitations that range from three to six years.

The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision.  Interest and penalties are computed based upon the difference between its uncertain tax positions under ASC 740, and the amount deducted or expected to be deducted in its tax returns.  During 2010 and 2009, the Company did not accrue or pay for any interest and penalties.

9.	FINANCINGS

Notes Payable

Notes payable were $0.6 million at December 31, 2010 and 2009.  Notes payable of $0.1 million are secured by vehicles, have scheduled monthly payments of approximately $2 thousand per month, carry interest rates of 3.0% to 5.9%, and have maturities through 2014.   Additionally, we have $28 thousand in short term unsecured notes associated with various insurance policies.  Premier Power Spain has two unsecured loans totaling $0.4 million as of December 31, 2010.  Payments on the two loans begin in December 2010 and June 2011, respectively.  The loans provide for semi-annual principle payments of $63 thousand and $38 thousand, respectively, to their maturity dates of June 2012 and December 2012, respectively.  The annual interest rates on the notes described above range from 2.9% to 6.4%.

Lines of Credit

On July 13, 2009, the Company entered into a loan agreement with Umpqua Bank, an Oregon corporation, for a line of credit of up to $12 million, maturing on July 13, 2011.  The loan agreement provides for an initial line of credit of $7 million, provided, however, that the Company may request no more than twice prior to the maturity date that the line of credit be increased to an amount not to exceed $12 million in the event the Company acquires another subsidiary and require additional working capital for such subsidiary.  At December 31, 2009 $1.5 million was outstanding under the line of credit.  The outstanding balance of the line of credit was paid off and terminated on September 15, 2010.  The Company has no further borrowing capabilities under this line of credit.

Factoring Arrangement

In November 2010, the Company entered into a factoring agreement with Prestige Capital Corporation (“Prestige”).  The initial period of the agreement is through November 2011, with certain automatic extension provisions in the absence of written notice of cancellation by either party.  Under the agreement, the Company agreed to sell certain trade receivables to Prestige.  At the time of each transfer of approved receivables, Prestige assumes collections efforts and will earn increasing discounts on the sales price on the following scale:  2.25% if collected within 30 days, 3.25% if collected within 45 days, 4.25% if collected within 60 days, 5.25% if collected within 60 days, with an incremental 2% for each 15 day period thereafter until collected.  Prestige maintains recourse to the Company for any accounts that are ultimately uncollectible for any reason other than customer insolvency.  The Company receives 75% of the sales price of approved receivables in advance, with the remaining 25% remitted to the Company at the time the receivables are collected by Prestige, net of any discounts and other amounts owed by the Company to Prestige.  Due to the recourse provisions, the Company does not remove factored receivables from its books at the time of transfer and instead records advances received as a factoring liability.  Under the terms of the agreement, net amounts due to Prestige cannot exceed $2 million at any time and are secured by certain assets of the Company.  At December 31, 2010, there were no advances due to Prestige.  Discounts paid to Prestige under this agreement were insignificant for the year ended December 31, 2010.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

The future principle payments on all outstanding borrowings as of December 31, 2010 are as follows (in thousands):

Year	Amount
2011	$358
2012	$205
2013	$10
2014	$4

10.	EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock, par value $ 0.0001 per share (“Preferred Stock”). The Preferred Stock may be issued from time to time in series having such designated preferences and rights, qualifications and to such limitations as the Board of Directors may determine.

The Company has designated 5,000,000 shares of Preferred Stock as Series A Convertible Preferred Stock (“Series A Stock”). The holders of Series A Stock have no voting rights except with regards to certain corporate events , enjoys a $2.40 liquidation preference per share, subject to adjustment, over holders of common stock, and may convert each share of Series A Stock into one share of common stock at any time. Series A stock converts automatically upon the occurrence of an offering meeting certain criteria. Holders of the Series A Stock have certain redemption rights. The Company has determined that the events triggering such rights are either in control of the Company or in the case of such events where the Company is not deemed to exercise control; the redemption right is limited to the ability to convert into shares of the Company’s common stock. As of December 31, 2010 and 2009, there were 3,500,000 shares of Series A Stock outstanding. The Series A stock contains certain conversion price anti-dilution rights for its holders. If the conversion price is reduced existing stockholders will be diluted.

The Company has designated 2,800,000 shares of Preferred Stock as Series B Convertible Preferred Stock (“Series B Stock”). The holders of Series B Stock have no voting rights except with regards to certain corporate events and may convert each share of Series B Stock into one share of common stock at any time. Series B stock converts automatically upon the occurrence of an offering meeting certain criteria. Holders of the Series B Stock have certain redemption rights. The Company has determined that the events triggering such rights are either in control of the Company or in the case of such events w here the Company is not deemed to exercise control; the redemption right is limited to the ability to convert into shares of the Company’s common stock.  As of December 31, 2010 and 2009, there were 2,800,000 shares of Series B Stock outstanding, respectively.

Warrants

In September 2008, the Company issued Series A Warrants and Series B Warrants to purchase 1,750,000 and 1,750,000 shares of common stock, respectively, in connection with the issuance of Series A Stock. Both the Series A and B Warrants had four year lives. The Company had the right to call for cancellation of each outstanding Series A Warrant or Series B Warrant under certain circumstances. The Series A Warrants had an exercise price of $2.50 and a fair value of $0.15 per warrant. The Series B Warrants had an exercise price of $3.00 and a fair value of $0.13 per warrant. All of the issued and outstanding Series A Warrants and Series B Warrants were cancelled on June 16, 2009 in connection with a sale of our Series B Stock.

11.	RELATED PARTY TRANSACTIONS

Certain stockholders have guaranteed certain obligations under the Company’s borrowings and operating leases.  In 2010, Premier Power Italy purchased $0.06 million of furniture and office equipment from a company related to an executive officer of Premier Power Italy.  Premier Power Italy also retained a relative of an executive officer on a contract basis to perform design services and has been paid an insignificant amount for the year ended December 31, 2010.  In addition, an executive officer has contracted with the Company for a residential solar system.  For the year ended December 31, 2010, the Company has recognized minimal revenue and cost from this contract.  The total contract value is for $50 thousand.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

12.	COMMITMENTS AND CONTINGENCIES

Premier Power Spain is party to cancelable leases with thirty day notice for operating facilities in Navarra, Spain, which expires in 2012 and Barcelona, Spain, which expires in 2014.  Premier Power Italy is party to a non-cancelable renewable lease for operating facilities in Campobasso, Italy, which expires in 2015.  We are party to a non-cancelable lease for offices in Anaheim, California, which expires in 2013.  We are party to a non-cancelable lease for an office in Czech Republic, which expires in 2011.  These leases provide for annual rent increases tied to the Consumer Price Index or equivalent indices in Spain and Italy. The leases require the following payments as of December 31, 2010, subject to annual adjustment, if any (in thousands):

Year	Amount
2011	$110
2012	95
2013	82
2014	29
2015 and beyond	16
$332

In May 2010, we entered into a reseller agreement with immixGroup, Inc. whereby our solar installation services and products are sold to immixGroup’s government customers under its General Services Administration (GSA) contract.  Pursuant to the agreement, we sell our solar installation services and products to immixGroup for each order that immixGroup takes from its government customers.  To date, no revenue has been recognized from this agreement as we are waiting on GSA approval of our products.
.
At times we enter into take or pay agreements with our suppliers.  This provides pricing advantages to the Company in return for supply certainty.  During 2010, the Company, as part of the purchase of solar modules from a vendor for distribution in the Czech Republic, entered into a take or pay agreement of which 500 kilowatts of solar modules with a value of approximately $1.0 million remain to be delivered.  This agreement is supported by a Letter of Credit.  As of December 31, 2010, we have no take or pay commitments outstanding and have incurred no losses as a result of these agreements.

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

The conditions that must be met and the amount of the 3 million shares, if any, to be issued are described below:

(i)
375,000 shares for each ten million Euros ( € 10 million, or approximately $14.2 million) worth of Sales (as defined below) achieved by Premier Power Italy from July 9, 2009, the escrow opening date, to December 31, 2009 (the “First Issuance ”), with the maximum number of shares released as part of the First Issuance to be 1,500,000 shares (any number of shares not issuable as part of the First Issuance solely due to the fact that the 1,500,000 shares threshold was exceeded is hereinafter referred to as the “ Excess Issuable Amount ” );

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

(ii)
50% of the Excess Issuable Amount, if any, plus 200,000 shares for each ten million Euros ( € 10 million, or approximately $14.2 million) worth of Sales achieved by Premier Power Italy from January 1, 2010 to December 31, 2010 (the “Second Issuance) ”). The maximum combined number of shares to be released as part of the First Issuance and the Second Issuance, in the aggregate, shall not exceed 3,000,000 shares; and

(iii)
100,000 shares for each ten million Euros ( € 10 million, or approximately $14.2 million) worth of Sales achieved by Premier Power Italy from January 1, 2011 to December 31, 2011 (the “Third Issuance ”). The maximum combined number of shares to be released as part of the First Issuance, the Second Issuance, and the Third issuance, in the aggregate, shall not exceed 3,000,000 shares.

At December 31, 2010 and 2009, the Company estimated the fair value of the contingent consideration liability at $1.5 million and $7.7 million, respectively, assuming 1,362,100 and 2,801,875 shares of its common stock, respectively, would be issued, a share price of $1.10 and $2.75, respectively, and an adjustment for counterparty performance risk.  The Company has estimated that amount of shares earned by the seller was approximately 460,000 and 502,100 for each of the periods ended December 31, 2010 and 2009, respectively, but no such shares have yet been distributed as the Company and seller are finalizing the application of the conditions to the results. The Company does not expect the final number of shares to be issued to materially differ from its current estimate.

14.	DERIVATIVE INSTRUMENT

On January 1, 2009, the Company adopted FASB ASC 815 (EITF 07-5, Determining Whether an Instrument (or embedded Feature) is Indexed to an Entity’s Own Stock). As part of the adoption of FASB ASC 815, the Company determined that its warrants are not indexed to its stock as a result of the basis of an exercise price reset that occurs when the Company sells its common stock at a lower price, even if such price is at fair value. Thus, the value of the warrants had been recorded as a liability.

The Company used the Black-Scholes pricing model to calculate the fair value of its warrant liability. Key assumptions used were as follows:

Number of Shares				Expected Life
included in Warrant	Dividend Yield	Volatility	Risk-Free Rate	(in years)	Stock Price

1,750,000	0.0%	95.0%	4.5%	4	$2.50

1,750,000	0.0%	95.0%	4.5%	4	$3.00

The Company recorded a warrant liability in the amount of $11.1 million upon adoption of FASB ASC 815.  On June 16, 2009, the Company entered into a Securities Purchase Agreement with Vision, the terms of which called for the cancellation of Series A and Series B warrants held by Vision exercisable for an aggregate 3.5 million shares of common stock.  The cancellation of warrants resulted in the elimination of all the Company’s issued and outstanding warrants.  The Company determined the fair value of the warrant liability to be $8.9 million as of June 16, 2009, immediately prior to retiring the warrants.  As a result of the changes in fair value, the Company recorded income of $2.2 million for the year ended December 31, 2009.  As a result of the cancellation, the Company derecognized the warrant liability of $8.9 million and recorded the gain on its extinguishment of $1.4 million in additional paid in capital in accordance with the provisions of APB No. 26, Early Extinguishment of Debt.

15.	SHARE-BASED COMPENSATION AND VALUATION OF STOCK OPTIONS AND RESTRICTED STOCK-BASED AWARDS

The Company’s 2008 Equity Incentive Plan (the “Incentive Plan”) provides for the issuance of incentive stock options and non-statutory stock options. The board of directors determines to whom grants are made and the vesting, timing, amounts, and other terms of such grants, subject to the terms of the Incentive Plan. Incentive stock options may be granted only to employees of the Company, while non-statutory stock options may be granted to the Company’s employees, officers, directors, certain consultants, and certain advisors. Options under the Incentive Plan vest as determined by the Board.  The term of the options granted under the Incentive Plan may not exceed 10 years, and the maximum number of shares of common stock that may be issued pursuant to stock options and stock awards granted under the Incentive Plan is 4,951,875 shares in the aggregate. Options convertible into an aggregate 2,517,229 and 1,320,729 shares of common stock were outstanding under the Incentive Plan as of December 31, 2010 and 2009, respectively.  The Company did not grant stock options prior to January 2009.

The following table sets forth a summary stock option activity for the years ended December 31, 2010 and 2009:

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

		Weighted-	Weighted-
	Number of	Average Fair	Average
	Shares	Value	Exercise Price
Outstanding at January 1, 2009	-	$-	$-
Granted during the year	1,710,979	$3.00	$3.86
Forfeited/cancelled during the year	(390,250)	$3.32	$4.25
Outstanding at December 31, 2009	1,320,729	$2.50	$3.75
Granted during the year	1,435,000	$1.30	$1.27
Forfeited/cancelled during the year	(238,500)	$2.46	$3.51
Outstanding at December 31, 2010	2,517,229	$2.32	$2.66
Exercisable at December 31, 2010	271,071	$2.81	$3.65

Share-based compensation expense relating to these shares is being recognized over a weighted-average period of 4.5 years.  The Company recognized share-based compensation expense related to these shares of approximately $0.9 million and $0.5 million during the years ended December 31, 2010 and 2009, respectively.

At December 31, 2010, there was $3.6 million of total unrecognized share-based compensation cost related to non-vested stock options.  The Company expects to recognize that cost over a weighted average period of 3.2 years.

 The following tables summarize the total share-based compensation expense the Company recorded for the years ended December 31, 2010 and 2009:

	For the Year Ended December 31,
	2010	2009
	(in thousands)
Cost of goods sold	$167	$145
Selling and marketing	345	200
General and administrative	572	118
Total share-based compensation expense	$1,084	$463

Stock options awards to employees	$880	$302
Restricted stock grants	204	161
Total share-based compensation expense	$1,084	$463

Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Options	Exercise Price	Term (in years)	Intrinsic Value
Options expected to vest	968,464	$2.78	8.86	$-

The Company defines in the money options at December 31, 2010 as options that had exercise prices that were lower than the $1.10 fair market value of its common stock at that date.  The aggregate intrinsic value of options outstanding at December 31, 2010 is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company’s common stock.  At December 31, 2010, the aggregate intrinsic value was zero.

The fair value of stock option grants during the year ended December 31, 2010 and 2009 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

	For the Year Ended December 31,
	2010	2009
Expected volatility	84.16%	93.60%
Expected dividends	0.00%	0.00%
Expected term	6.25 years	6.5 years
Risk-free interest rate	2.31%	1.88%

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

The weighted-average fair value per share of the stock options as determined on the date of grant was $1.30 for the 1,435,000 stock options granted during the year ended December 31, 2010. The weighted-average fair value per share of the stock options as determined on the date of grant was $3.00 for the 1,710,979 stock options granted during the year ended December 31, 2009. The total fair value of stock options vested during the years ended December 31, 2010 and 2009 was $762,000 and $0, respectively.

Restricted Stock Awards

The Company issues restricted stock awards to certain directors, officers, and employees under the Incentive Plan.  Compensation expense for such awards, based on the fair market value of the awards on the grant date, is recorded during the vesting period.

A summary of restricted stock awards activity is as follows:

		Weighted Average
	Number of Shares	Price
Outstanding at January 1, 2009	100,000	$3.50
Granted	51,500	$3.51
Vested and issued	(1,500)	$3.70
Forfeited	-	$-
Outstanding at December 31, 2009	150,000	$3.50
Granted	82,500	$2.02
Vested and issued	(49,500)	$3.50
Forfeited	-	$-
Outstanding at December 31, 2010	183,000	$2.83

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

In August 2009, the Company issued 1,500 shares of its common stock under the 2008 Equity Incentive Plan to employees for services. The shares were immediately vested, and there were no restrictions.  The fair value of these shares was not significant.  In March 2010, the Company issued an additional 49,500 shares of its common stock in connection with vested restricted stock awards.  ASC Topic 718 requires the cash flows as a result of the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. There are no excess tax benefits for the year ended December 31, 2010, and therefore, there is no impact on the accompanying consolidated statements of cash flows.

16.	EMPLOYEE BENEFITS

The Company has a 401(k) Plan for its employees. Employees are eligible to make contributions when they attain an age of twenty-one and have completed at least one year of service. The Company makes discretionary matching contributions to employees who qualify for the Plan and were employed on the last day of the Plan year.  The Company has made no contributions for the years ended December 31, 2010 and 2009. Employees are vested 100% after 3 years of service. None of the Company’s subsidiaries offer defined contribution or defined benefit plans to employees.

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability.  In accordance with  FASB ASC 820 (SAS No. 157 Fair Value Measurements) , the Company uses fair value measurements based on quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), or unobservable inputs for assets or liabilities (Level 3), depending on the nature of the item being valued.

The following disclosure is made in accordance with FASB ASC 820: The carrying amounts of cash and cash equivalents and accounts receivable, prepaid expenses, costs and estimated earnings in excess of billings, accounts payable, billings in excess of costs and estimated earnings on uncompleted contracts, and accrued liabilities approximate their fair values at each balance sheet date due to the short-term maturity of these financial instruments. The fair value of the Company’s borrowings is based upon current interest rates for debt instruments with comparable maturities and characteristics and approximates carrying values.

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

The table below sets forth, the Company’s Level 3 financial assets and liabilities that are accounted for at fair value as December 31. (in thousands):

	2010			2009
	(in thousands)			(in thousands)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities: Contingent consideration	$-	$-	$1,472	$-	$-	$7,725

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

Contingent
Consideration
Liability
(in thousands)
Balance at January 1, 2009	$-
Acquisition of Rupinvest	12,026
Total gain realized	(4,301)
Balance at December 31, 2009	7,725
Total gain realized	(6,253)
Balance at December 31, 2010	$1,472

18.	SEGMENT INFORMATION

The Company has adopted Segment Reporting (ASC 280) requiring segmentation based on the Company’s internal organization, reporting of revenue and other performance measures.  Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.  The Company’s chief operating decision maker is the Chief Executive Officer.  The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility.  There are three operating segments, as summarized below:

●
North America – consists of (i) commercial ground mount or rooftop solar energy projects generally ranging from 100kWh to 20MW provided to corporate, municipal, agricultural, and utility customers in the United States and Canada and (ii) residential that consists mainly of rooftop solar installations generally ranging from 5kWh to 40KWh provided to residential customers primarily in California.

●	Italy – consists of distribution, ground mount, roof mount, and solar power plant installations.

●
Other European – consists of rooftop solar installations generally ranging 5 kWh to 1 MW provided primarily to businesses that own commercial buildings or warehouses.  The segment primarily serves countries other than Italy.   In addition, our Other European segment consists of large scale international distribution and business development as well as EPC. The service we provide to our customers consists of large scale procurement, EPC, and consulting. Thru our relationship with several key manufacturers we can provide pricing and availability advantages over the competition.

Prior to its acquisition of Premier Power Italy, the Company determined that it operated as a single segment. In conjunction with the acquisition and changes in its management structure, the Company determined that the three operating segments noted above are more reflective of its operations. During the three months ended September 30, 2010 the Company renamed the segment previously known as Spain to Other European to reflect an increased level of sales outside of Spain in 2010.  Prior to 2010, this segment’s activities were almost exclusively conducted within Spain.

During the three months ended September 30, 2010 the Company renamed the segment previously known as U.S. to North America to reflect its initial sales outside the U.S. in Canada. Prior to the three months ended September 30, 2010 this segment’s activities were exclusively within the U.S.

Currently, the Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments.  Therefore, segment information reported includes only revenues, cost of revenues, and gross margin.  The following tables present the operations by each operating segment:

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements

	For the Year Ended December 31, 2010
	North America	Italy	Other European	Total
	(in thousands)
Revenues	$16,381	$31,840	$38,566	$86,787
Cost of revenues	(15,860)	(26,662)	(37,143)	(79,665)
Gross margin	$521	$5,178	$1,423	7,122
Total operating expenses				(11,141)
Operating loss				$(4,019)

	For the Year Ended December 31, 2009
	North America	Italy	Other European	Total
	(in thousands)
Revenues	$13,987	$10,844	$5,919	$30,750
Cost of revenues	(12,383)	(8,858)	(5,369)	(26,610)
Gross margin	$1,604	$1,986	$550	4,140
Total operating expenses				(8,718)
Operating loss				$(4,578)

At December 31, 2010 and 2009, property and equipment located in North America, net of accumulated depreciation and amortization was approximately $0.3 million.  Property and equipment located in foreign countries, net of accumulated depreciation and amortization was approximately $0.2 million and $0.3 million at December 31, 2010 and 2009, respectively.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our independent auditors, Macias Gini & O’Connell LLP.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Regulations under the Exchange Act, require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on those evaluations, as of December 31, 2010, our CEO and CFO believe that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on our assessment, management concluded that, as of December 31, 2010, the Company’s internal controls over financial reporting were effective.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule15d-15(d) promulgated under the Exchange Act that occurred during the fourth quarter of the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However there were changes in our internal control over financial reporting initiated in the fourth quarter of 2009 and completed prior to the fourth quarter of 2010 to remediate significant deficiencies identified in our 2009 annual report on internal control over financial reporting. These changes are summarized below.

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

•
In late fourth quarter 2009, we hired additional experienced accounting personnel in an effort to increase the experience level within our accounting department; including the hiring of a new chief financial officer who is an individual with significant experience applying generally accepted accounting principles. Our new chief financial officer participated in the December 31, 2010 and 2009 financial close and reporting processes, which added an additional level of supervisory review.

•	We hired external consultants to provide internal control reviews and provide suggestions for improvement.

•	We implemented a detailed financial performance review with management and our Board of Directors.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Current Management

Our directors and executive officers, their ages, their respective offices and positions, and their respective dates of election or appointment are as follows:

Name	Age	Position Held	Officer/Director Since
Dean R. Marks	54	Chairman of the Board and Chief Executive Officer	September 9, 2008
Miguel de Anquin	43	President, Corporate Secretary, and Director	September 9, 2008
Frank Sansone	39	Chief Financial Officer	November 5, 2009
Stephen Clevett	49	Chief Operating Officer	February 7, 2011
Kevin Murray	61	Director	December 8, 2008
Robert Medearis	78	Director	December 8, 2008
Tommy Ross	57	Director	March 18, 2009

Business Experience Descriptions

Set forth below is a summary of our executive officers’ and directors’ business experience for the past 5 years. The experience and background of each of the directors, as summarized below, were significant factors in their previously being nominated as directors of the Company.

Dean R. Marks - Chairman of the Board and Chief Executive Officer

Dean R. Marks has served as our Chief Executive Officer and is the Chairman of the Board since September 9, 2008.  He was our President from September 9, 2008 to February 7, 2011.  In 1981, he joined Servamatic Solar Systems, a solar sales organization, and eventually served as part of its management.  During his time at Servamatic, which ended in 1984, Mr. Marks was key to its national growth, helping to attain over 2,000 employees in over 26 markets across the U.S.  From 1983 to 2001, he pioneered multiple applications of solar energy for Trident Energy Systems, Simply Solar, and Bright Future, including thermal, radiant floor and space heating, and PV systems for the residential, commercial, and industrial markets.  He has also served as the President and CEO of Bright Future and Premier Power California since 2001.  Mr. Marks has served on the California Solar Energy Industry Association (CALSEIA) board and has been an active participant in the solar industry for over 25 years.  He has co-authored several preeminent papers promoting renewable energy. Mr. Marks holds a Bachelor of Science degree from Auburn University, with special emphasis in Environmental Science.

Miguel de Anquin - Director, President, and Corporate Secretary

Miguel de Anquin has served as our President since February 7, 2011 and as our Corporate Secretary and sits on our Board since September 9, 2008.  He served as our Chief Operating Officer from September 9, 2008 to February 7, 2011.  He has also been the Executive Vice President and President of World Wide Sales at Premier Power California since 2001.  His career includes positions such as Director of Marketing for Nordic Information System and Next Information System.  He was a Technology Advisor for GE and IBM, and he developed the data security auditing system for Bank of America.  Mr. de Anquin holds a Masters in Business Administration from the University of California at Davis and a Bachelor of Science degree in Computer Science from the Universidad de Belgrano in Buenos Aires, Argentina.

Frank Sansone - Chief Financial Officer

Mr. Sansone was appointed Chief Financial Officer of the Company on November 5, 2009.  He has over 16 years of finance experience.  Prior to his appointment as the registrant’s Chief Financial Officer, Mr. Sansone was the Chief Financial Officer and a member of the Board of Directors of LiveOffice LLC, a provider of software-as-a service email archiving and Hosted Exchange 2007 solutions, from 2008 to 2009.  From 2002 to 2008, he was the Chief Financial Officer of Guidance Software, Inc., a Nasdaq-listed company with operations in digital investigative solutions.  Mr. Sansone graduated from the University of La Verne with a bachelor’s degree in accounting.  He is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.  Mr. Sansone is currently a member of the Board of Directors of Ditech Networks, Inc., a Nasdaq-listed company.

Stephen Clevett - Chief Operating Officer

Mr. Clevett was appointed Chief Operating Officer on February 7, 2011.  He joined the Company in 2008, and prior to his appointment as our COO, he served as our Executive Vice President managing our utility-scale project development, project finance, and investor relations activities.  Prior to joining the Company, Mr. Clevett served as President and Chief Executive Officer of the Optimira Energy Group, an energy services company (ESCO), which he acquired from Duke Energy in 2006.  Prior to acquiring Optimira, Mr. Clevett was Senior Vice President and General Manager of Noresco's Energy Infrastructure group.  Prior to that, he held various positions within the Bechtel Enterprises group of companies, including Director of Corporate Development at U.S. Generating Company and President of EnergyWorks North America.  Mr. Clevett holds an MBA in Finance from Rutgers Graduate School of Management and a Bachelor of Engineering from the Stevens Institute of Technology.

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

Robert Medearis - Director

Mr. Medearis was elected to the board of directors on December 8, 2008.  He is currently retired as a management consultant and professor, and has been for the past 5 years, but he sits on the board of several private companies, including Geographic Expeditions, and Visual Network Design Inc., and the non-profit organization Freedom From Hunger.  Mr. Medearis graduated from Stanford University with a degree in civil engineering and holds a Masters of Business Administration from the Harvard Graduate School of Business Administration.

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

Audit Committee; Audit Committee Financial Expert

We formed an audit committee of our board of directors on March 18, 2009.  The charter for such committee was adopted by the board on December 19, 2008.  The members of our audit committee are Kevin Murray, Robert Medearis, and Tommy Ross.  The board of directors has determined that Mr. Medearis is an “audit committee financial expert” as defined by SEC rules, and he is an independent member of the board as defined by the SEC.

Item 11.  Executive Compensation.

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended December 31, 2010, 2009, and 2008 by (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Dean R. Marks, Chairman of the Board and CEO	2010	$185,385	(3)	$-	$-	$84,378	$-	$-	$18,413	(4)	$288,176
	2009	$184,231	(3)	$-	$-	$24,104	$-	$-	$21,392	(4)	$229,727
	2008	$158,077		$-	$-	$-	$-	$-	$-		$158,077

Miguel de Anquin, President, Corporate Secretary, and	2010	$185,385	(3)	$-	$-	$84,378	$-	$-	$18,413	(4)	$288,176
	2009	$184,231	(3)	$-	$-	$24,104	$-	$-	$21,392	(4)	$229,727
	2008	$153,462		$-	$-	$-	$-	$-	$-		$153,462

Frank J. Sansone, CFO (5)	2010	$180,000		$-	$22,917	$205,173	$-	$-	$9,857	(8)	$417,947
	2009	$24,231		$-	$-	$9,768	$-	$-	$-		$33,999
	2008	$-		$-	$-	$-	$-	$-	$-		$-

Stephen Clevett, COO (6)	2010	$157,423		$64,089	$9,285	$128,032	$-	$-	$18,257	(7)	$377,086
	2009	$152,885		$10,000	$-	$66,390	$-	$-	$18,181	(7)	$247,456
	2008	$46,153		$-	$-	$-	$-	$-	$2,585	(7)	$48,738

(1)
Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to FASB ASC 805.  The Company determines the overall value of the stock award as of the date of grant, and then expenses that value over the service period over which the stock award becomes exercisable (vested).  As a general rule, for service-based stock awards, the Company will immediately expense any stock award or portion thereof that is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the stock award.

(2)
Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to FASB ASC 805.  The Company determines the overall value of the options as of the date of grant, and then expenses that value over the service period over which the options becomes exercisable (vested).  As a general rule, for service-based options, the Company will immediately expense any option or portion thereof that is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.

(3)	The amount shown includes $4,231 that was earned during the 2009 fiscal year and $5,385 that was earned in the 2010 fiscal year as a result of an extra pay period during the year.

(4)
For 2010, the amount shown represents an $17,333 payment for health insurance and an $1,080 automobile allowance.  For 2009, the amount shown represents a $12,560 pay-out for sick leave, an $8,400 automobile allowance, and $432 in life insurance premiums paid for the named executive officer.

(5)	Mr. Sansone was appointed as our Chief Financial Officer on November 5, 2009.

(6)	Mr. Clevett was appointed as our Chief Operating Officer on February 7, 2011.

(7)
For 2010, the amount shown represents a $9,857 payment for health coverage and an $8,400 automobile allowance.  For 2009, the amount shown represents a $9,463 payment for health coverage and an $8,718 automobile allowance.  For 2008, the amount represents an $2.585 automobile allowance.

(8)	For 2010, the amount shown represents a $9,857 payment for health coverage.

Grants of Plan-Based Awards

		Estimated Future payment under Non-Equity Incentive Plan Awards			Estimated Future payments under Equity Incentive Plan Awards			All Other Stock Awards: Number of		All Other Option Awards: Number of Securities		Exercise or Base Price	Grant Date Fair Value
Name	Grant Date	Thres- hold ($)	Target ($)	Max- imum ($)	Thres- hold ($)	Target ($)	Max- imum ($)	Shares of Stock or Units (#)		Underlying Options (#)		of Option Awards ($/Sh)	of Stock Option Awards (1)

Frank Sansone	2/19/10	$-	$-	$-	$-	$-	$-	-		150,000	(2)	$2.20	$52,000
Frank Sansone	2/19/10	$-	$-	$-	$-	$-	$-	50,000	(3)	-		$-	$30,000
Stephen Clevett	5/14/10	$-	$-	$-	$-	$-	$-	25,000	(4)	-		$-	$9,000

(1)	Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 805.

(2)	The vesting schedule for these options is as follows: 25% on each of the 1st, 2nd, 3rd, and 4th year anniversary of the grant date.

(3)	The vesting schedule for this stock award is as follows: 25% on each of the 1st, 2nd, 3rd, and 4th year anniversary of the grant date.

(4)	The vesting schedule for this stock award is as follows: one-third on each of the 1st, 2nd, and 3rd year anniversary of the grant date.

Employment Agreements

The following are summaries of our employment agreements with our executive officers whose compensation is listed in the Summary Compensation Table above.

The Company entered into an Employment Agreement with Frank Sansone on November 5, 2009 in connection with his services as Chief Financial Officer over a four-year term.  Mr. Sansone’s compensation consists of an annual base salary of $180,000 and options granted under the Company’s 2008 Equity Incentive Plan to purchase an aggregate 250,000 shares of the Company’s common stock, exercisable at a price equal to the closing price of the Company’s common stock on the day the Board of Directors approves the option grant.  The stock options vest 25% per year for each year of employment from the date of grant. A sale of over 50% of the Company’s common stock to a third party will trigger accelerated vesting where the portion that would have vested at the next annual anniversary of the grant date will vest in full on the date of the triggering event. The Company agreed to indemnify Mr. Sansone against any claims arising from his services as Chief Financial Officer unless such claims are due to his gross negligence or misconduct.  The Company may terminate the Employment Agreement without cause upon a triggering event.  In the event the Company terminates Mr. Sansone without cause after the first 90 days of employment, Mr. Sansone is entitled to a severance payment equal to six months of his annual compensation.  Mr. Sansone agreed not to enter into any business with operations that compete directly with the Company for a period of three years after his employment agreement terminates.

The Company entered into an Employment Agreement with Dean R. Marks on May 17, 2010 for his services as President and Chief Executive Officer.  The term of his agreement ends on August 21, 2013.  Mr. Marks’ total annual salary is $180,000 and options granted under the Company’s 2008 Equity Incentive Plan to purchase an aggregate 46,312 shares of the Company’s common stock.  The stock options vest 20% per year for each year of employment from the date of grant.  He is to receive additional compensation in the form of, and based on, the following: (i) 0.5% of the Company’s annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”) in excess of $200,000 if the Company’s annual EBITDA margin is less than 5%, and (ii) 1.5% of the Company’s annual EBITDA in excess of $200,000 if the Company’s annual EBITDA margin is greater than 5%, both forms of additional compensation of which is due to Mr. Marks within 90 days of the Company’s fiscal year-end and which payments will be accelerated upon a sale of the Company, merger involving the Company, or public offering of the Company’s securities.  Mr. Marks is entitled to a severance payment of $90,000 upon termination by the Company without cause if such termination occurs between December 31, 2010 and the expiration of the agreement.

On May 17, 2010, we entered into an employment agreement with Miguel de Anquin to serve as our Chief Operating Officer and Corporate Secretary, a copy of which was filed with Amendment No. 1 to our Registration Statement on Form S-1 on May 28, 2010.  Under this agreement, Mr. de Anquin’s total annual salary is $180,000, and he is to receive additional compensation in the form of, and based on, the following: (i) 0.5% of our annual EBITDA in excess of $200,000 if the annual EBITDA margin is less than 5%, and (ii) 1.5% of our annual EBITDA in excess of $200,000 if the annual EBITDA margin is greater than 5%, both forms of additional compensation of which is due to Mr. de Anquin within 90 days of our fiscal year-end and which payments will be accelerated in a year in which a change of control of the Company occurs such that a portion of the payment due for that year is due upon the change of control calculated as of the first day of such year and through the date of the change of control.  Mr. de Anquin is entitled to a severance payment of $90,000 upon termination by the Company without cause if such termination occurs between December 31, 2010 and the expiration of the agreement, which is set at August 21, 2013.  These terms continue to be in force for Mr. de Anquin’s promotion from Chief Operating Officer to President.

On March 31, 2010, we entered into an amended employment agreement with Stephen Clevett while he was our Executive Vice President.  Under this agreement, Mr. Clevett’s total annual salary is $160,000.  For the 2009 fiscal year, the agreement calls for a cash bonus of $20,000.  For the 2010 fiscal year, the agreements calls for a cash bonus of $20,000 if the Company successfully completed a secondary public offering or alternative offering in an amount of at least $8 million during the year.  Terms for any bonuses to be paid for years subsequent to 2010 are to be set forth in a separate agreement.  Mr. Clevett also receives commissions under this agreement in the amount of $0.015 per each recognized U.S. dollar revenue for U.S. projects over 1 megawatt in size that he participates in, and commissions in the amount of $0.0075 per each recognized U.S. dollar revenue for U.S. projects less than 1 megawatt in size that he participates in, but limited to $80,000 in aggregate annual commissions.  If Mr. Clevett meets the $80,000 aggregate annual commission limitation in a year, he will be eligible to receive a grant of 20,000 shares of our common stock vesting over a 4-year period, subject to approval by our board of directors.   Pursuant to the agreement, he received options to purchase 100,000 shares of our common stock vesting over 4 years and a stock award of 25,000 shares of common stock vesting over 3 years.  The bonuses and commissions due to Mr. Clevett will be accelerated upon a sale of at least 50% of the Company, a merger in which the Company loses a controlling interest, or a sale of an amount of shares equal to or in excess of 50% of the then-outstanding shares of common stock.  Mr. Clevett is entitled to a severance payment of $80,000 upon termination by the Company without cause, plus bonuses for such applicable year and all commissions earned through 6 months following the termination date, and any unvested portions of granted options and stock awards shall immediately vest upon such termination.  The initial term of this agreement expired on December 31, 2010 but automatically extended to a 1-year term and automatically extends in 1-year terms unless and until either Mr. Clevett or the Company provides 30 days’ written notice to the other party terminating the agreement.  These terms continue to be in force for Mr. Clevett’s promotion from Executive Vice President to President.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised		Number of Securities Underlying Unexercised		Equity Incentive Plan Awards: Number of Securities	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights that have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights that have Not Vested (#)
Dean Marks	33,572	(1)	50,360	(1)	-	$4.675	1/9/19	-		$-	-		$-
Miguelde Anquin	33,572	(1)	50,360	(1)	-	$4.675	1/9/19	-		$-	-		$-
Frank Sansone	62,500		187,500	(2)	-	$2.90	11/5/19	-		$-	-		$-
Frank Sansone	37,500		112,500	(3)	-	$2.90	2/19/20	-		$-	-		$-
Frank Sansone	-		-		-	$-	-	50,000	(4)	$55,000	50,000	(4)	$-
Stephen Clevett	25,000		75,000	(5)	-	$3.000	12/1/19	-		$-	-		$-
Stephen Clevett	-		-		-	$-	-	25,000	(6)	$27,500	25,000	(6)	$-

(1)	20% of this named executive officer’s options vest(ed) on January 1, 2010, January 1, 2011, January 1, 2012, January 1, 2013, and January 1, 2014.

(2)	25% of this named executive officer’s options vest(ed) on November 5, 2010, November 5, 2011, November 5, 2012, and November 5, 2013.

(3)	25% of this named executive officer’s options vest(ed) on February 19, 2011, February 19, 2012, February 19, 2013, and February 19, 2014.

(4)
On February 19, 2010, this named executive officer was granted a 50,000 stock award that vests/vested according to the following schedule: 25% on February 19, 2011, February 19, 2012, February 19, 2013, and February 19, 2014.

(5)	25% of this named executive officer’s options vest(ed) on December 1, 2010, December 1, 2011, December 1, 2012, and December 1, 2013.

(6)	On May 15, 2010, this named executive officer was granted a 25,000 stock award that vests according to the following schedule: one-third on May 15, 2011, May 15, 2012, and May 15, 2013.

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended December 31, 2010

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-equity Incentive Plan Compensatio	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Dean Marks (2)	$-	$-	$-	$-	$-	$-	$-
Miguelde Anquin (2)	$-	$-	$-	$-	$-	$-	$-
Kevin Murray	$26,000	$58,333	$-	$-	$-	$-	$84,333
Robert Medearis	$26,000	$58,333	$-	$-	$-	$-	$84,333
Tommy Ross	$26,000	$41,438	$-	$-	$-	$-	$67,438

(1)
Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to FASB ASC 805.  The Company determines the overall value of the stock award as of the date of grant, and then expenses that value over the service period over which the stock award becomes exercisable (vested).  As a general rule, for time in service-based stock awards, the Company will immediately expense any stock award or portion thereof that is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the stock award.

(2)	This individual’s compensation as a director is reflected in the Summary Compensation Table above.

On December 19, 2008, the Company entered into an Amended and Restated Agreement to Serve as Member of the Board of Directors with Kevin Murray for his services as director.  Pursuant to the terms of the agreement, Mr. Murray agreed to serve on the Board until October 15, 2011, such term being subject to re-election at our subsequent annual meeting of shareholders.  Mr. Murray is required to attend at least two Board meetings via teleconference and at least two Board meetings in person per year.  Mr. Murray received/will receive 50,000 shares of our common stock according to the following schedule: (i) 16,500 common stock shares after the first year of service on the Board, (ii) 16,500 common stock shares after the second year of service on the Board, and (iii) 17,000 common stock shares after the third year of service on the Board.  On March 25, 2010, the Company and Mr. Murray entered into a Second Amended and Restated Agreement to Serve as Member of the Board of Directors to revise the cash compensation paid to Mr. Murray for his service on the Board of Directors.  The new cash compensation is as follows: (i) $2,500 per Board meeting attended in person or by telephone and (ii) $1,000 per month.  Meetings attended by telephone for which $2,500 compensation is due must be a meeting considered, at the Company’s sole discretion, to be of substantive significance and not incidental to Mr. Murray’s role as a director.

On December 19, 2008, the Company entered into an Amended and Restated Agreement to Serve as Member of the Board of Directors with Robert Medearis for his services as a director.  Pursuant to the terms of the agreement, Mr. Medearis agreed to serve on the Board until October 15, 2011, such term being subject to his re-election at the our subsequent annual meeting of shareholders.  Mr. Medearis is required to attend at least two Board meetings via teleconference and at least two Board meetings in person per year.  Mr. Medearis received/will receive 50,000 shares of our common stock according to the following schedule: (i) 16,500 common stock shares after the first year of service on the Board, (ii) 16,500 common stock shares after the second year of service on the Board, and (iii) 17,000 common stock shares after the third year of service on the Board.  On March 25, 2010, the Company and Mr. Medearis entered into a Second Amended and Restated Agreement to Serve as Member of the Board of Directors to revise the cash compensation paid to Mr. Medearis for his service on the Board of Directors.  The new cash compensation is as follows: (i) $2,500 per Board meeting attended in person or by telephone and (ii) $1,000 per month.  Meetings attended by telephone for which the $2,500 compensation is due must be a meeting considered, at the Company’s sole discretion, to be of substantive significance and not incidental to Mr. Medearis’ role as a director.  Additionally, the new agreement no longer provides for Andrew Hargadon as Mr. Medearis’ designee authorized to attend meetings of the Board in Mr. Medearis’ absence.

On March 23, 2009, the Company entered into a Director Agreement with Tommy Ross for his services as a director.  Pursuant to the terms of the agreement, Mr. Ross agreed to serve on the Board until March 11, 2011, such term being subject to re-election at our subsequent annual meeting of shareholders.  Mr. Ross is required to attend at least two Board meetings via teleconference and at least two Board meetings in person per year.  Mr. Ross received/will receive 50,000 shares of our common stock according to the following schedule: (i) 16,500 common stock shares after the first year of service on the Board, (ii) 16,500 common stock shares after the second year of service on the Board, and (iii) 17,000 common stock shares after the third year of service on the Board.  On March 25, 2010, the Company and Mr. Ross entered into an Amended and Restated Director Agreement to revise the cash compensation paid to Mr. Ross for his service on the Board of Directors.  The new cash compensation is as follows: (i) $2,500 per Board meeting attended in person or by telephone and (ii) $1,000 per month.  Meetings attended by telephone for which the $2,500 compensation is due must be a meeting considered, at the Company’s sole discretion, to be of substantive significance and not incidental to Mr. Ross’ role as a director.  On March 14, 2011, the Company and Mr. Ross entered into a Second Amended and Restated Director Agreement to renew Mr. Ross’ term as a director through October 15, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

Please see the section titled “Securities Authorized for Issuance under Equity Compensation Plans” under Item 5 above.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 10, 2011, for each of the following persons:

•	each of our directors and each of the named executive officers;

•	all directors and named executive officers as a group; and

•	each person who is known by us to own beneficially 5% or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC.  Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name.  Unless otherwise indicated, the address of each beneficial owner listed below is 4961 Windplay Drive, Suite 100, El Dorado Hills, California 95762.  The percentage of class beneficially owned set forth below is based on 29,145,250 shares of common stock outstanding on March 10, 2011.

	Number of Shares of
	Common Stock Beneficially		% of Shares of Common
Name and Position	Owned (1)		Stock Beneficially Owned (1)
Dean R. Marks, Chairman of the Board and Chief Executive Officer	11,282,037	(2)	38.7%
Miguel de Anquin, President, Corporate Secretary, and Director	6,778,165	(3)	23.3%
Frank Sansone, Chief Financial Officer	125,975	(4)		*
Stephen Cleavett, Chief Operating Officer	33,333	(5)		*
Kevin Murray, Director	36,750	(6)		*
Robert Medearis, Director	36,750	(6)		*
Tommy Ross, Director	21,890	(7)		*
5% Stockholders:
Bjorn Persson	2,574,272	(8)	8.8%
Genesis Capital Advisors, LLC (9)	1,580,598		5.4%
Vision Opportunity Master Fund, Ltd. (10)	2,649,359	(11)	9.99	% (11)
All Executive Officers and Directors as a Group
(7 persons)	18,314,900		62.8%

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

(2)
This number includes 33,572 shares of common stock issuable upon exercise of stock options that were granted to this stockholder on January 9, 2009, 200 shares of common stock held by the stockholder’s wife, 10,800 shares of common stock issuable upon exercise of stock options that were granted to this stockholder’s wife on January 9, 2009, and 3,250 shares of common stock issuable upon exercise of stock options that were granted to this stockholder’s wife on February 19, 2010.

(3)	This number includes 33,572 shares of common stock issuable upon exercise of stock options that were granted to this stockholder on January 9, 2009.

(4)
This number includes 62,500 shares of common stock issuable upon exercise of stock options that were granted to this stockholder on November 5, 2009, 37,500 shares of common stock issuable upon exercise of stock options that were granted to this stockholder on February 19, 2010, and 12,500 shares of common stock that vested from an award of stock granted to this stockholder on February 19, 2010.

(5)
This number includes 25,000 shares of common stock issuable upon exercise of stock options that were granted to this stockholder on December 1, 2009 and 8,333 shares of common stock that vested from an award of stock granted to this stockholder on May 14, 2010.

(6)	This number includes 3,750 shares of common stock issuable upon exercise of stock options that were granted to this stockholder on February 19, 2010.

(7)
This number includes 3,750 shares of common stock issuable upon exercise of stock options that were granted to this stockholder on February 19, 2010, an aggregate 1,270 shares of common stock held by the shareholder’s children, and 370 shares of common stock held in the stockholder’s IRA account.

(8)	This number includes 27,146 shares of common stock issuable upon exercise of stock options that were granted to this stockholder on January 9, 2009.

(9)
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

(11)
This number includes 2,178,000 shares of common stock and 471,359 shares of common stock issuable upon conversion of 471,359 shares of our Series A Preferred Stock, which are presently convertible.  This number does not include (i) 3,028,641 shares of common stock underlying its shares of Series A Preferred Stock, (ii) 2,800,000 shares of common stock underlying its shares of Series B Preferred Stock, or (iii) 1,600,000 shares of common stock underlying an option to purchase such shares because each of these securities held by the stockholder contains a restriction on conversion or exercise, as the case may be, limiting such holder’s ability to convert or exercise to the extent that such conversion or exercise would cause the beneficial ownership of the holder, together with its affiliates, to exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock as a result of a conversion or exercise. The stockholder may waive this limitation upon 61 days’ notice to the Company.  As of March 30, 2011, however, the Company has not received any such notice.

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

Item 14.  Principal Accounting Fees and Services.

Macias Gini & O’Connell LLP served as our independent registered public accounting firm for our fiscal years ended December 31, 2010 and 2009.  The following table shows the fees that were billed for audit and other services provided by this firm during the 2010 and 2009 fiscal years:

	Fiscal Year Ended December 31,
	2010	2009
Audit Fees (1)	$185,000	$200,166
Audit-Related Fees (2)	75,566	156,456
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$260,566	$356,622

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

Pre-Approval Policies and Procedures of the Audit Committee

Our audit committee approves the engagement of our independent auditors and is also required to pre-approve all audit and non-audit expenses.  During the fiscal year ended December 31, 2010, all of our audit and non-audit expenses were approved by our audit committee.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Financial Statements; Schedules

 Our consolidated financial statements for the years ended December 31, 2010 and 2009 begin on page F-1 of this annual report.  We are not required to file any financial statement schedules.

Exhibit Table

Exhibit Number	Description

2.1	Share Exchange Agreement by and among the Registrant, its majority stockholder, Premier Power Renewable Energy, Inc., and its stockholders, dated September 9, 2008 (3)

2.2	Share Exchange Agreement between the Registrant, Rupinvest Sarl, and Esdras Ltd., dated June 3, 2009 (7)

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment of the Certificate of Incorporation, filed August 19, 2008 with the Secretary of State of the State of Delaware (2)

3.4	Certificate of Amendment of the Certificate of Incorporation, filed August 29, 2008 and effective September 5, 2008 with the Secretary of State of the State of Delaware (3)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed September 10, 2008 with the Secretary of State of the State of Delaware (3)

3.6	Amendment to Certificate of Incorporation, filed November 24, 2008 with the Secretary of State of Delaware (5)

3.7	Amendment to Bylaws (6)

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed with the Delaware Secretary of State on June 12, 2009 (8)

10.1	Securities Purchase Agreement between the Registrant and Vision Opportunity Master Fund, Ltd., dated June 16, 2009 (8)

10.2	Waiver of Anti-Dilution Rights of Series A Preferred Stock by Vision Opportunity Master Fund, Ltd., dated June 16, 2009 (8)

10.3	Loan Agreement (Asset-Based) between Umpqua Bank and Premier Power Renewable Energy, Inc., dated July 13, 2009 (9)

10.4	Promissory Note (Line of Credit Note) between Umpqua Bank and Premier Power Renewable Energy, Inc., dated July 13, 2009 (9)

10.5	Form of Modification to Promissory Note (Line of Credit Note) and Loan Agreement between Umpqua Bank and Premier Power Renewable Energy, Inc. (9)

10.6	Commercial Security Agreement between Umpqua Bank and Premier Power Renewable Energy, Inc., dated July 13, 2009 (9)

10.7	Commercial Security Agreement (Premier Power California) between Umpqua Bank and Premier Power Renewable Energy, Inc., dated July 13, 2009 (9)

10.8	Rider to Security Agreement Executed by Non-Borrower Grantor (Premier Power California) between Umpqua Bank and Premier Power Renewable Energy, Inc., dated July 13, 2009 (9)

10.9	Commercial Security Agreement (Bright Futures Technologies, LLC) between Umpqua Bank and Bright Futures Technologies, LLC, dated July 13, 2009 (9)

10.10	Rider to Security Agreement Executed by Non-Borrower Grantor (Bright Futures Technologies, LLC) between Umpqua Bank and Bright Futures Technologies, LLC, dated July 13, 2009 (9)

10.11	Commercial Security Agreement (Premier Power, Sociedad Limitada) between Umpqua Bank and Premier Power, Sociedad Limitada, dated July 13, 2009 (9)

10.12	Rider to Security Agreement Executed by Non-Borrower Grantor (Premier Power, Sociedad Limitada) between Umpqua Bank and Premier Power, Sociedad Limitada, dated July 13, 2009 (9)

10.13	Agreement to Provide Insurance between Umpqua Bank and Premier Power Renewable Energy, Inc., dated July 13, 2009 (9)

10.14	Disbursement Request and Authorization between Umpqua Bank and Premier Power Renewable Energy, Inc., dated July 13, 2009 (9)

10.15	Landlord’s Release and Waiver among Umpqua Bank, Premier Power Renewable Energy, Inc. and Wagner Family ILP, dated July 13, 2009 (9)

10.16	Landlord’s Release and Waiver among Umpqua Bank, Premier Power Renewable Energy, Inc., and MKJ – McCalla Investments, LLC dated July 13, 2009 (9)

10.17	Landlord’s Release and Waiver among Umpqua Bank, Premier Power Renewable Energy, Inc. and 33 Partners, Inc., dated July 13, 2009 (9)

10.18	Escrow Agreement between the Registrant, Rupinvest SARL, Esdras Ltd., and Capita Trust Company Limited, dated July 9, 2009 (10)

10.19	Escrow Agreement Amendment No. 1 between the Registrant, Rupinvest SARL, Esdras Ltd., and Capita Trust Company Limited, dated July 22, 2009 (11)

10.20	Waiver and Amendment between the Registrant, Rupinvest SARL, Esdras Ltd., and Capita Trust Company Limited, dated July 30, 2009 (12)

10.21	Employment Agreement between Premier Power Renewable Energy, Inc. and Frank Sansone, dated November 5, 2009 (13)

10.22	Second Amended and Restated Agreement to Serve as Member of the Board of Directors between the Registrant and Kevin Murray, dated March 25, 2010 (14)

10.23	Second Amended and Restated Agreement to Serve as Member of the Board of Directors between the Registrant and Robert Medearis, dated March 25, 2010 (14)

10.24	Amended and Restated Director Agreement between the Registrant and Tommy Ross, dated March 25, 2010 (14)

10.25	Solar Installation Agreement between Premier Power Italy, S.p.A. and Global Green Advisors, dated September 28, 2009 (16)

10.26	Engagement Agreement between Genesis Capital Advisors, LLC and Premier Power Renewable Energy, Inc., dated October 31, 2008 (16)

10.27	Limited and Temporary Waiver Agreement between Registrant and Genesis Capital Advisors, LLC, dated April 28, 2010 (16)

10.28	Clarification Agreement between Registrant and Genesis Capital Advisors, LLC, dated April 28, 2010 (16)

10.29	Engagement Letter between Registrant and Merriman Curhan Ford & Co., dated April 27, 2010 (16)

10.30	Escrow Agreement Amendment No. 3 between Registrant, Rupinvest Sarl, Esdras Ltd., and Capita Trust Company Limited, dated April 24, 2010 (15)

10.31	Employment Agreement between Registrant and Dean R. Marks, dated May 17, 2010 (18)

10.32	Reseller Agreement between EC America, Inc., immixGroup, Inc., and the Registrant, dated May 1, 2010 (17)

10.33	Securities Purchase Agreement Amendment No. 1 between the Registrant and Vision Opportunity Master Fund, Ltd., dated September 30, 2010 (19)

10.34	Employment Agreement Amendment #1 between Premier Power Renewable Energy, Inc. and Stephen Clevett, dated March 31, 2010 (20)

10.35	Second Amended and Restated Director Agreement between Registrant and Tommy Ross, dated March 14, 2011 (21)

14.1	Code of Business Conduct and Ethics (4)

21.1	List of Subsidiaries (3)

31.1	Section 302 Certificate of Chief Executive Officer *

31.2	Section 302 Certificate of Chief Financial Officer *

32.1	Section 906 Certificate of Chief Executive Officer *

32.2	Section 906 Certificate of Chief Financial Officer *

* Filed herewith.

(1)	Filed on February 13, 2007 as an exhibit to our Registration Statement on Form SB-2/A, and incorporated herein by reference.

(2)	Filed on August 29, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(3)	Filed on September 11, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(4)	Filed on November 7, 2008 as an exhibit to our Registration Statement on Form S-1, and incorporated herein by reference.

(5)	Filed on November 26, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(6)	Filed on January 16, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(7)	Filed on June 8, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(8)	Filed on June 18, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(9)	Filed on July 13, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(10)	Filed on July 15, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(11)	Filed on July 23, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(12)	Filed on August 5, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(13)	Filed on November 5, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(14)	Filed on March 25, 2010 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(15)	Filed on April 27, 2010 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(16)	Filed on April 29, 2010 as an exhibit to our Registration Statement on Form S-1, and incorporated herein by reference.

(17)	Filed on May 25, 2010 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(18)	Filed on May 28, 2010 as an exhibit to Amendment No. 1 to our Registration Statement on Form S-1/A, and incorporated herein by reference.

(19)	Filed on October 4, 2010 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(20)	Filed on February 11, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(21)	Filed on March 15, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER POWER RENEWABLE ENERGY, INC.

/s/ Dean R. Marks
Dean R. Marks, Chief Executive Officer

Date: March 30, 2011

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Dean R. Marks	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 30, 2011
Dean R. Marks

/s/ Miguel de Anquin	President and Director	March 30, 2011
Miguel de Anquin

/s/ Frank J. Sansone	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2011
Frank J. Sansone

/s/ Kevin Murray	Director	March 30, 2011
Kevin Murray

/s/ Robert Medearis	Director	March 30, 2011
Robert Medearis

/s/ Tommy Ross	Director	March 30, 2011
Tommy Ross