Form 10-Q
period 2011-03-31
Premier Power Renewable Energy, Inc.
filed 2011-05-16
CIK 1388686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
☐ Yes    ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

29,371,750 shares of the issuer’s common stock, $0.0001 par value per share, are issued and outstanding as of May 13, 2011.

PREMIER POWER RENEWABLE ENERGY, INC.
TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2011

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	3

Item 4.	Controls and Procedures	10

PART II - OTHER INFORMATION

Item 6.	Exhibits	10

Signatures		11

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PREMIER POWER RENEWABLE ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2011	December 31, 2010
ASSETS	(unaudited)	(unaudited)
Current assets:
Cash and cash equivalents	$1,596	$3,390
Accounts receivable, net of allowance for doubtful accounts of $ 269 and $ 137 at March 31, 2011 and December 31, 2010, respectively	7,590	14,365
Inventory	11,516	15,371
Prepaid expenses and other current assets	1,584	1,486
Costs and estimated earnings in excess of billings on uncompleted contracts	2,288	1,108
Other receivables	26	226
Deferred tax assets	461	258
Total current assets	25,061	36,204

Property and equipment, net	468	463
Intangible assets, net	794	812
Goodwill	12,063	11,368
Total assets	$38,386	$48,847

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	11,508	17,191
Accrued liabilities	4,856	4,279
Billings in excess of costs and estimated earnings on uncompleted contracts	8,420	13,200
Taxes payable	535	527
Customer deposits	268	159
Borrowings, current	638	358
Total current liabilities	26,225	35,714

Borrowings, non-current	396	219
Contingent consideration liability	-	1,472
Total liabilities	26,621	37,405

Commitments and contingencies (Notes 7 and 8)
Shareholders' equity:
Series A convertible preferred stock, par value $.0001 per share: 5,000,000 shares designated; 20,000,000 shares of preferred stock authorized; 3,500,000 shares issued and outstanding at March 31, 2011 and December 31, 2010	-	-
Series B convertible preferred stock, par value $.0001 per share: 2,800,000 shares designated; 20,000,000 shares of preferred stock authorized; 2,800,000 shares issued and outstanding at March 31, 2011 and December 31, 2010	-	-
Common stock, par value $.0001 per share; 500,000,000 shares authorized; 28,918,876 and 29,099,750 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	3	3
Additional paid-in-capital	22,024	18,906
Accumulated deficit	(9,840)	(6,101)
Accumulated other comprehensive loss	(422)	(1,366)
Total shareholders' equity	11,765	11,442
Total liabilities and shareholders' equity	$38,386	$48,847

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Three Months Ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Revenues	$12,811	$3,399
Cost of revenues	(12,805)	(3,368)
Gross margin	6	31

Operating expenses:
Selling and marketing	1,023	742
General and administrative	1,833	1,659
Total operating expenses	2,856	2,401

Operating loss	(2,850)	(2,370)

Other income (expense):
Interest expense	(30)	(37)
Other income (expense)	(1)	-
Change in fair value of contingent consideration liability	(92)	1,254
Loss on extinguishment of contingent consideration liability	(952)	-
Interest income	-	1
Total other (expense), income net	(1,075)	1,218

Loss before income taxes	(3,925)	(1,152)

Income tax benefit	186	346

Net loss	$(3,739)	$(806)

Loss Per Share:

Basic	$(0.14)	$(0.03)
Diluted	$(0.14)	$(0.03)

Weighted Average Shares Outstanding:

Basic	27,062	26,619
Diluted	27,062	26,619

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)

	For the Three Months Ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(3,739)	$(806)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of assets	(3)	-
Share-based compensation	602	246
Depreciation and amortization	76	90
Change in fair value of contingent consideration liability	92	(1,254)
Loss on extinguishment of contingent consideration liability	952	-
Deferred taxes	(189)	(351)
Changes in operating assets and liabilities:
Accounts receivable	7,337	2,151
Inventory	4,070	488
Prepaid expenses and other current assets	86	(181)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,100)	(606)
Other receivables	207	(28)
Accounts payable	(6,218)	(1,606)
Accrued liabilities	472	(657)
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,789)	204
Taxes payable	(86)	(28)
Customer deposits	101	-
Net cash used in operating activities	(2,127)	(2,338)

Cash flows from investing activities:
Acquisition of property and equipment	(42)	(18)
Net cash used in investing activities	(42)	(18)

Cash flows from financing activities:
Principal payments on borrowings	(556)	(153)
Proceeds from borrowings including line of credit	848	173
Cost related to share registration	-	(53)
Net cash provided by (used in) financing activities	292	(33)
Effect of foreign currency	83	(71)
Decrease in cash and cash equivalents	(1,794)	(2,460)
Cash and cash equivalents at beginning of period	3,390	3,792
Cash and cash equivalents at end of period	$1,596	$1,332

Supplemental cash flow information:
Interest paid	$30	$31
Taxes paid	$209	$-

Noncash investing and financing activities:
Reclassification of contingent consideration liability to equity	$2,516
Financing of prepaid insurance premiums through short term notes payable	$126

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2011
(in thousands)
(unaudited)

									Accumulated
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance at January 1, 2011	29,100	$3	3,500	$-	2,800	$-	$18,906	$(6,101)	$(1,366)	$11,442

Net loss								(3,739)		(3,739)
Foreign currency translation adjustment									944	944
Comprehensive loss										(2,795)
Extinguishment of contingent consideration liability for common stock	(453)	-					2,516			2,516
Share-based compensation for common stock	272	-					602			602
Balance at March 31, 2011	28,919	$3	3,500	$-	2,800	$-	$22,024	$(9,840)	$(422)	$11,765

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States (“GAAP”) for interim financial information.  They should be read in conjunction with the consolidated financial statements and related notes to the Company’s consolidated financial statements for the years ended December 31, 2010 and 2009 appearing in the Company’s Form 10-K for the fiscal year ended December 31, 2010 that is filed with the Securities and Exchange Commission.  The March 31, 2011 and 2010 unaudited interim consolidated financial statements on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies.  Certain information and note disclosures normally included in the annual financial statements on Form 10-K have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading.  In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

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

Concentrations and Credit Risk – One customer accounted for 51.5% of the Company’s revenues for the three months ended March 31, 2011.  Two customers accounted for 10.9% and 10.2%, respectively, of the Company’s revenues for the three months ended March 31, 2010.  Accounts receivable primarily consist of trade receivables and amounts due from state agencies and utilities for rebates on solar systems installed.  At March 31, 2011, the Company had three customers that accounted for 20.7%, 15.8%, and 8.1% of the Company’s accounts receivable.  At December 31, 2010, the Company had one customer that accounted for 32% of the Company’s accounts receivable.  The Company monitors account balances and follows up with accounts that are past due as defined in the terms of the contract with the customer. To date, the Company’s losses on uncollectible accounts receivable have been immaterial. The Company maintains an allowance for doubtful accounts receivable based on the expected collectability of its accounts receivable. The allowance for doubtful accounts is based on assessments of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, the allowance for doubtful accounts is increased. The allowance for doubtful accounts was $0.3 million and $0.1 million as of March 31, 2011 and December 31, 2010, respectively.

The Company purchases its solar modules from a limited number of vendors but believes that in the event it is unable to purchase solar panels from these vendors, alternative sources of solar modules will be available.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

Product Warranties – The Company warrants its projects for labor and materials associated with its installations.  The Company’s warranty is ten years in California and generally five to ten years elsewhere in the U.S. depending upon each state’s specific requirements.  Premier Power Italy provides a ten year warranty covering the labor and materials associated with its installations.  Premier Power Spain provides a one year warranty for all contracts signed after December 31, 2006.  Since the Company does not have sufficient historical data to estimate its exposure, we have looked to our historical data and the historical data reported by a peer company solar system installer.  Solar panels and inverters are warranted by the manufacturer for 25 years and 10 years, respectively.  Activity in the Company’s accrued warranty reserve for the three months ended March 31, 2011 and 2010 were as follows:

	For the Three Months Ended March 31,
	2011	2010
	(in thousands)
Beginning accrued warrant balance	$577	$359

Accruals related to warranties issued during period	27	23

Reduction for labor payments and claims made under the warranty	(15)	(27)

Ending accrued warranty balance	$589	$355

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

Foreign Currency – The functional currency of Premier Power Italy, Premier Power Development, and Premier Power Spain is the Euro. Their assets and liabilities are translated at period-end exchange rates, including goodwill, except for certain non-monetary balances, which are translated at historical rates. All income and expense amounts of Premier Power Italy and Premier Power Spain are translated at average exchange rates for the respective period. Translation gains and losses are not included in determining net income but are accumulated in a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in the determination of net income (loss) in the period in which they occur.  For the three months ended March 31, 2011 and 2010, the foreign currency transaction loss was $0.02 million and $0.08 million, respectively.

Income Taxes – The Company does not expect there to be any material changes to the assessment of uncertain tax positions over the next twelve months.  The Company is subject to routine corporate income tax audits in the United States and foreign jurisdictions.  The statute of limitations for the Company’s 2008, 2009 and 2010 tax years remains open for U.S. purposes.  Most foreign jurisdictions have statute of limitations that range from three to six years. The income tax benefit of $0.2 million for the three months ended March 31, 2011 relates to the Company’s foreign operations. The Company has provided a full valuation allowance against the net deferred tax assets relating to its U.S. operations.

Contingent Consideration Liability – In connection with the 2009 acquisition of Rupinvest (Italian operations), contingent consideration liability of approximately $12 million was recorded at the time of the purchase. The contingent consideration liability relates to the contingent issuance of 3 million shares to the sellers of Rupinvest. In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the Company estimates the fair value of the contingent consideration liability at each reporting period, with changes in the estimated fair value recorded in income.

The fair value measurement assumes that the contingent consideration liability is transferred to a market participant at the valuation date and that the nonperformance risk related to the contingent consideration liability remains constant. The Company estimates the fair value using the market price of its shares since it believes this represents the present value of its future stock returns, discounted at the Company’s required rate of return. The Company also estimates the number of shares to be issued based on a number of financial scenarios weighted based on their relative probability. The Company considers the effect of counterparty performance risk in its fair value estimate. The Company estimates the counterparty performance risk by comparing its borrowing rate (5.0% at March 31, 2011) to those of U.S. treasury notes and uses the underlying spread to discount the estimated fair value.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

On March 31, 2011, this contingent consideration liability was extinguished.  See discussion at Note 7.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures (ASU 2010-06) to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. Levels 1, 2, and 3 of fair value measurements are defined in Note 10 below.  The Company has adopted the provisions of this guidance. There was no impact on the Company’s results of operations, cash flows, or financial position resulting from the adoption of this guidance.

In October 2009, the FASB ratified FASB ASC 605-25 (the EITF’s final consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables”). FASB ASC 605-25 is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted on a prospective or retrospective basis. The Company has adopted the provisions of this guidance. There was no impact on the Company’s results of operations, cash flows, or financial position resulting from the adoption of this guidance.

3. EARNINGS PER SHARE

Earnings per share is computed in accordance with the provisions of FASB ASC Topic 260. Basic net (loss) income per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company’s outstanding convertible preferred shares using the “if converted” method and dilutive potential common shares. Potentially dilutive securities include convertible preferred stock, employee stock options, restricted shares, and until March 31, 2011, contingently issuable shares for the purchase of Rupinvest.  Potentially dilutive common shares from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock.

	For the Three Months Ended March 31,
	2011	2010
	(in thousands, except per share data)
Net loss	$(3,739)	$(806)
Loss Per Share:
Basic	$(0.14)	$(0.03)
Diluted	$(0.14)	$(0.03)

Weighted Average Shares Outstanding:
Basic	27,062	26,619
Diluted	27,062	26,619

 For the three months ended March 31, 2011 and 2010, there were issued and outstanding stock options exercisable for an aggregate 2,125,229 and 1,922,729 shares of common stock, respectively, that were anti-dilutive as their weighted average exercise price exceeded the average market price of the Company’s common stock.  For the three months ended March 31, 2011 and 2010, there were additional 8,304,000 and 8,576,000 securities that were anti-dilutive due to the Company’s reported net loss.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

4. GOODWILL

The change in the carrying amount of goodwill for the three months ended March 31, 2011 and 2010 was as follows:

	For the Three Months Ended March 31,
	2011	2010
	(in thousands)
Beginning balance	$11,368	$12,254
Changes due to foreign currency fluctuations	695	(722)
Ending balance	$12,063	$11,532

The carrying amount of goodwill by reportable segment is as follows:

	March 31,	December 31,
	2011	2010
	(in thousands)
Other European	$483	$483
Italy	11,580	$10,885
	$12,063	$11,368

5. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31,	December 31,
	2011	2010
	(in thousands)
Payroll	$1,467	$1,459
Warranty reserve	589	577
Sales and local taxes	369	1,511
Accrued subcontractor's costs	1,337	407
Other operational accruals	1,094	325
	$4,856	$4,279

6. FINANCINGS

Notes Payable

Notes payable were $1.0 million and $0.6 million at March 31, 2011 and December 31, 2010, respectively.  Notes payable of $0.1 million are secured by vehicles, have scheduled monthly payments of approximately $2 thousand per month, carry interest rates of 3.0% to 5.9%, and have maturities through 2014.   We have $0.1 million in short term unsecured notes associated with various insurance policies.  Additionally, there were two loans made to the Company by its Founder in the total amount of $0.1 million.  These loans bear interest at 6% per annum and are payable on demand from Lender.  Premier Power Spain has two unsecured loans totaling €0.5 million (€0.3 million and €0.2 million) as of March 31, 2011. Payments on the two loans begin in March 2011 and March 2012, respectively. The €0.3 million loan provide monthly principle payments of €5.5 thousand to the maturity date of February 2016 and the €0.2 million loan provide one payment of €0.2 million March 2012.  The annual interest rates on the notes described above range from 6.94% to 7.3%.  At March 31, 2011, the outstanding balance on these loans was $1.0 million.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

Factoring Arrangement

In November 2010, the Company entered into a factoring agreement with Prestige Capital Corporation (“Prestige”).  The initial period of the agreement is through November 2011, with certain automatic extension provisions in the absence of written notice of cancellation by either party.  Under the agreement, the Company agreed to sell certain trade receivables to Prestige.  At the time of each transfer of approved receivables, Prestige assumes collections efforts and will earn increasing discounts on the sales price on the following scale:  2.25% if collected within 30 days, 3.25% if collected within 45 days, 4.25% if collected within 60 days, 5.25% if collected within 60 days, with an incremental 2% for each 15 day period thereafter until collected.  Prestige maintains recourse to the Company for any accounts that are ultimately uncollectible for any reason other than customer insolvency.  The Company receives 75% of the sales price of approved receivables in advance, with the remaining 25% remitted to the Company at the time the receivables are collected by Prestige, net of any discounts and other amounts owed by the Company to Prestige.  Due to the recourse provisions, the Company does not remove factored receivables from its books at the time of transfer and instead records advances received as a factoring liability.  Under the terms of the agreement, net amounts due to Prestige cannot exceed $2 million at any time and are secured by certain assets of the Company.  At March 31, 2011 and December 31, 2010, there were no advances due to Prestige.  There were no discounts paid to Prestige under this agreement during the period ended March 31, 2011.

The future principle payments on all outstanding borrowings as of March 31, 2011 are as follows (in thousands):

Through March 31,	Amount
2012	$638
2013	$115
2014	$100
2015	$97
2016	$84

7. CONTINGENT CONSIDERATION LIABILITY

On July 31, 2009, the Company acquired Rupinvest and its then majority-owned subsidiary, Premier Power Italy, from Esdras ltd (“Esdras”).  In connection with this acquisition, contingent consideration liability of $12 million was recorded at the time of the purchase to reflect the estimated fair value of 3 million contingently issuable shares of the Company’s common stock.

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

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

Contingent Consideration Liability
(in thousands)
Balance at December 31, 2010	$1,472
Increase in fair value	92
Extinguishment of contingent consideration liability	(1,564)
Balance at March 31, 2011	$-

At December 31, 2010, the Company estimated the fair value of the contingent consideration liability at $1.5 million, assuming 1,362,100 shares of its common stock would be issued, a share price of $1.00 and an adjustment for counterparty performance risk.  The Company has estimated that amount of shares earned by the seller was approximately 460,000 and 502,100 for each of the periods ended December 31, 2010 and 2009, respectively, but no such shares had yet been distributed.   The change in fair value of the contingent liability of $0.1 million loss and a $1.3 million gain was recorded to other income for the periods ended March 31, 2011 and 2010, respectively.  The changes in fair value were primarily due to a change in the estimated shares to be issued and the reduction in the Company’s stock price.

On March 31, 2011, the Company and Esdras amended the share exchange agreement removing the contingency and agreeing to distribute 2,547,126 shares of common stock in full satisfaction of the obligation.  Each share is fully earned and owned by Esdras, as of March 31, 2011 however the shares have limited trading restrictions which include obtaining written authorization from Company.  Written authorization will occur provided if either of the following occur; a) certain Premier shareholders sell an equivalent amount of shares from their personal holdings or b) the date of April 30, 2015.  In addition, the employment contracts of certain Premier Power Italy executives will be extended with no changes in any term of employment.  As a result, the contingent consideration liability was revalued to the amended share amount as of March 31, 2011 and extinguished, resulting in an increase in additional paid in capital of $2,516,000 and a loss on extinguishment of $952,000.

8. COMMITMENTS AND CONTINGENCIES

Premier Power Spain is party to cancelable leases with thirty day notice for operating facilities in Navarra, Spain, which expires in 2012 and Barcelona, Spain, which expires in 2014.  Premier Power Italy is party to a non-cancelable renewable lease for operating facilities in Campobasso, Italy, which expires in 2015.  We are party to a non-cancelable lease for offices in Anaheim, California, which expires in 2013.  We are party to a non-cancelable lease for an office in Czech Republic, which expires in 2011.  These leases provide for annual rent increases tied to the Consumer Price Index or equivalent indices in Spain and Italy. The leases require the following future payments as of March 31, 2011, subject to annual adjustment, if any (in thousands):

Through March 31,	Amount
2012	$111
2013	96
2014	69
2015	30
2016	10
$316

At times we enter into take or pay agreements with our suppliers.  This provides pricing advantages to the Company in return for supply certainty.  During 2010, the Company, as part of the purchase of solar modules from a vendor for distribution in the Czech Republic, entered into a take or pay agreement of which 500 kilowatts of solar modules with a value of approximately $1.0 million remain to be delivered.  This agreement was supported by a Letter of Credit.  As of March 31, 2011, we have no take or pay commitments outstanding and have incurred no losses as a result of these agreements.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

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

9. SHARE-BASED COMPENSATION AND VALUATION OF STOCK OPTIONS AND RESTRICTED STOCK-BASED AWARDS

The following table sets forth a summary stock option activity for the three months ended March 31, 2011:

	Number of Shares	Weighted- Average Fair Value	Weighted- Average Exercise Price	Vested
Outstanding at January 1, 2011	2,517,229	$2.32	$3.75	488,092
Granted during the period	161,000	$0.71	$1.00
Forfeited/cancelled during the period	(392,000)	$2.36	$3.07
Outstanding at March 31, 2011	2,286,229	$2.24	$3.58	271,071

Share-based compensation expense relating to these shares is being recognized over a weighted-average period of 4.4 years.  The Company recognized share-based compensation expense related to these shares of approximately $0.6 million and $0.3 million during the three months ended March 31, 2011 and 2010, respectively.

At March 31, 2011, there was $3.0 million of total unrecognized share-based compensation cost related to non-vested stock options.  The Company expects to recognize that cost over a weighted average period of 2.8 years.

The following tables summarize the total share-based compensation expense the Company recorded for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended March 31,
	2011	2010
	(in thousands)
Cost of revenues	$43	$90
Selling and marketing	275	25
General and administrative	284	131
Total share-based compensation expense	$602	$246

Stock options awards to employees	$335	201
Common stock and restricted stock grants	267	45
Total share-based compensation expense	$602	$246

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options expected to vest	1,021,014	$2.69	8.18	$-

The fair value of stock option grants during the three months ended March 31, 2011 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected volatility	81.10%
Expected dividends	0.00%
Expected term	6.2 years
Risk-free interest rate	2.49%
Weighted-average fair value per share	$0.71

Restricted Stock Awards

A summary of restricted stock awards activity during the three months ended March 31, 2011 is as follows:

	Number of Shares	Weighted Average Fair Price
Outstanding at January 1, 2011	183,000	$2.80
Granted	515,000	$1.00
Vested and issued	(272,000)	$1.50
Forfeited	(7,500)	$1.16
Outstanding at March 31, 2011	418,500	$1.46

In the period ended March 31, 2011 and 2010, the Company issued an additional 62,000 and 49,500 shares of its common stock, respectively, in connection with vested restricted stock awards.  In March 2011, the Company issued 210,000 shares of its common stock as share based compensation with immediate vesting.

ASC Topic 718 requires the cash flows as a result of the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. There are no excess tax benefits for the three months ended March 31, 2011 and 2010, and therefore, there is no impact on the accompanying consolidated statements of cash flows.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

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

The table below sets forth, the Company’s Level 3 financial assets and liabilities that are accounted for at fair value as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011			December 31, 2010
	(in thousands)			(in thousands)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Liabilities: Contingent consideration	$-	$-	$-	$-	$-	$1,472

 11. SEGMENT INFORMATION

The Company has adopted Segment Reporting (ASC 280) requiring segmentation based on the Company’s internal organization, reporting of revenue and other performance measures.  Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.  The Company’s chief operating decision maker is the Chief Executive Officer.  The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility.  There are three operating segments, as summarized below:

●
North America – consists of (i) commercial ground mount or rooftop solar energy projects generally ranging from 100kWh to 20MW provided to corporate, municipal, agricultural, and utility customers in the United States and Canada and (ii) residential that consists mainly of rooftop solar installations generally ranging from 5kWh to 40KWh provided to residential customers primarily in California.  In 2011, the Company determined that it would wind down its residential activities in this segment.  The Company expects to complete the winding down of residential operations during the quarter ended June 30, 2011.  The Company does not distinguish the cashflows and operating results of its residential activities from the North America segment as a whole and as the North America segment is managed as a single operating unit the Company determined that its residential operations did not meet the requirement for presentation as discontinued operations.

●	Italy – consists of distribution, ground mount, roof mount, and solar power plant installations, ranging from 10 kWh to 2 mWh.
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

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

During the three months ended September 30, 2010 the Company renamed the segments previously known as Spain and United States, respectively, to Other European and North America, respectively, to reflect an increased level of sales outside of these specific countries.  Prior to 2010, these segments’ activities were almost exclusively conducted within Spain and United States, respectively.

Currently, the Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments.  Therefore, segment information reported includes only revenues, cost of revenues, and gross margin.  The following tables present the operations by each operating segment:

	For the Three Months Ended March 31, 2011
	North America	Italy	Other European	Total
	(in thousands)
Revenues	$7,374	$5,064	$373	$12,811
Cost of revenues	(7,840)	(4,619)	(346)	(12,805)
Gross (loss) margin	$(466)	$445	$27	6
Total operating expenses				(2,856)
Operating loss				$(2,850)

	For the Three Months Ended March 31, 2010
	North America	Italy	Other European	Total
	(in thousands)
Revenues	$971	$926	$1,502	$3,399
Cost of revenues	(1,185)	(975)	(1,208)	(3,368)
Gross (loss) margin	$(214)	$(49)	$294	31
Total operating expenses				(2,401)
Operating loss				$(2,370)

At March 31, 2011 and December 31, 2010, property and equipment located in North America, net of accumulated depreciation and amortization was approximately $0.2 million and $0.3 million, respectively.  Property and equipment located in foreign countries, net of accumulated depreciation and amortization was approximately $0.3 million and $0.2 million at March 31, 2011 and December 31, 2010, respectively.

 12. SUBSEQUENT EVENT

On May 12, 2011, the Board of Directors approved the repricing of all outstanding common stock options to the Company’s common stock closing price on May 12, 2011.  Therefore, the Company will reprice options for 2,286,229 shares of common stock to $0.75 per share.  There were no other changes to the outstanding stock option grant agreements.

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

While our significant accounting policies are more fully described in our consolidated financial statements and included in our 2010 Form 10-K, we believe that the following accounting policies are the most critical to aid the reader in fully understanding and evaluating this discussion and analysis:

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

On March 31, 2011, this contingent consideration liability was extinguished and reclassified to Additional Paid in Capital.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures (ASU 2010-06) to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. Levels 1, 2, and 3 of fair value measurements are defined in Note 16 below.  The Company has adopted the provisions of this guidance. There was no impact on the Company’s results of operations, cash flows, or financial position resulting from the adoption of this guidance.

In October 2009, the FASB ratified FASB ASC 605-25 (the EITF’s final consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables”). FASB ASC 605-25 is effective for fiscal years beginning on or after June 15, 2010.  There was no impact on the Company’s results of operations, cash flows, or financial position resulting from the adoption of this guidance.

Results of Operations

Comparison of Three Months Ended March 31, 2011 and March 31, 2010

Our revenues for the three months ended March 31, 2011 were $12.8 million, an increase of $9.4 million, or 277%, from the prior year period.  North American revenues were $7.4 million for the three months ended March 31, 2011, a increase of $6.4 million, or 659% from the prior year period.  Our Italian operations provided $5.1 million of revenues for the three months ended March 31, 2011, an increase of $4.1 million, or 447% from the prior year period.  Other European revenues were $0.4 million for the three months ended March 31, 2011, a decrease of $1.1 million, or 75% from the prior year period.  The increase in our revenues was primarily the result of our continuing efforts to expand our global reach through solar farm opportunities and distribution, which is particularly noted in the growth in Europe.

We had a net loss for the three months ended March 31, 2011 of $3.7 million, or $(0.14) per share, compared to net loss of $0.8 million, or $(0.03) per share, for three months ended March 31, 2010.  Net loss in the period ended March 31, 2011 included a noncash loss of $1.0 million associated with the change in fair value and extinguishment of the contingent consideration liability and noncash expense of $0.6 million for share-based compensation.  Our profitability is primarily dependent upon revenue from sales to commercial, governmental, residential, and equity fund customers.  Profitability is also affected by the costs and expenses associated with installation of systems.  Cost of revenues increased by $9.4 million, or 280%, in the period ended March 31, 2011, compared to the prior fiscal year.  Most of the increase in cost of revenues directly correlates to the significant increase in revenues, however the decrease in overall margin percentages from 0.9% in the prior year to 0.0% in the current year highlights the effects of a continuing lag in the overall economic environment, resulting in the reduction in the pricing of solar systems to maintain high margin sales volumes.  In addition, in the first quarter of 2011, we posted a $143 thousand loss accrual for a project to reflect its projected loss.  Additional margin compression is the result of the increase in our distribution business which typically carries lower margins than our traditional revenue.  Operating expenses increased by $0.5 million, or 20%, for the period ended March 31, 2011 as compared to the same period in the prior year, due primarily to the increases in recognized share-based compensation of approximately $0.6 million.

Source of Revenue

	For the Three Months Ended March 31,
(Dollars in thousands)	2011	2010	Change %
Revenues
North America	$7,374	$971	659%
Italy	5,064	926	447%
Other European	373	1,502	-75%
Total revenues	$12,811	$3,399	277%

Our revenues include revenue recognized under installation contracts using the percentage of completion method of accounting.  Additionally, we derive revenues from distribution sales to customers throughout Europe.  The increase in North America was largely due to the expansion of our commercial projects offset by the reduction in volume in our residential installations.  The growth in North American commercial projects was driven by the Company signing several megawatt projects in 2010 as our customers have shown greater ability to access project finance.  We have continued to build a strong project pipeline and backlog in North America, and we have partnered with several power purchase agreement providers and have signed projects from these efforts.  The growth in Italian revenues is largely due to increased distribution efforts in Southern Italy and the partial completion of a 2mW Solar farm project.  The decrease in Other European revenues is largely the result of the effects of the reduction and caps in place in the Spanish market that was due to administrative delays in the assignment of Feed-in tarriff to customers.

Cost of Revenues

	For the Three Months Ended March 31,
(Dollars in thousands)	2011	2010	Change %
Cost of Revenues
North America	$7,840	$1,185	562%
Italy	4,619	975	374%
Other European	346	1,208	-71%
	$12,805	$3,368	280%

Share-based compensation included above	$43	$90	-52%

Gross (loss) Margin Percentage
North America	-6.3%	-22.0%
Italy	8.8%	-5.3%
Other European	7.2%	19.6%
	0.0%	0.9%

Cost of revenues include all direct material and labor costs attributable to a project as well as certain indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs.  The 280% increase in cost of revenues was primarily the result of increased recognized revenues across our North America and Italy segments.  Cost of revenues for North America increased $6.7 million, or 562%, for the period ended March 31, 2011 compared to the period ended March 31, 2010.  North America gross margin (loss) increased to (6.3)% due to a higher volume  of revenues to cover fixed operational costs as offset by reduced margins on individual projects due to competition and an increase in the scope and size of the Company’s projects (larger projects typically have lower gross margins) and the recognition of a loss accrual of $.1 million for a project to reflect its projected loss.  The increase in Italian cost of revenues of $3.6 million, or 374%, correlates to the increase in Italian revenues.  The gross margin for our Italian operations was 8.8%, up 14.1% from the prior year.  This increase was largely the result of increased distribution efforts in Southern Italy and the partial completion of a 2mW project.    Cost of revenues for our Other European operations decreased $0.9 million, or 71%, from the same period in the prior year, which correlates to the decrease in revenues from the Other European segment.  The gross margin for our Other European operations was 7.2%, down 12.4% from the prior year.  The decline was largely due to insufficient volume of revenues to cover fixed operational costs.

Operating Expenses

	For the Three Months Ended March 31,
(Dollars in thousands)	2011	2010	Change %
Selling and marketing expenses	$1,023	$742	37.9%
General and administrative expenses	$1,833	$1,659	10.5%

As a percent of revenue:
Selling and marketing expenses	8.0%	21.8%
General and administrative expenses	14.3%	48.8%

Share-based compensation included above:
Selling and marketing expenses	$275	$25	1000.0%
General and administrative expenses	$284	$131	116.8%

Sales and Marketing Expense

Sales and marketing expenses consist primarily of personnel costs and costs related to our sales force and marketing staff.  They also include expenses relating to advertising, brand building, marketing promotions and trade show events, lead generation, share-based compensation and travel.  Commissions are due and payable when customer payment is received.  Sales and marketing expense for the three months ended March 31, 2011 increased $0.3 million, or 38% compared to the prior period, due to an increase of $0.3 million in share-based compensation over the same period in the prior year.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources, and other administrative functions.  They also include professional service fees, bad debt expense, other corporate expenses and related overhead.  General and administrative expenses increased by $0.2 million, or 10%, for the period ended March 31, 2011 compared to the period ended March 31, 2010, largely as result of an increase of approximately $0.2 million in share-based compensation.

Other Income and Expenses

Other income and expense consists of change in fair value of contingent consideration liability, extinguishment of contingent consideration liability, interest income, interest expense, transaction foreign currency gains (losses), and other income (expense).  Other income, net of expense, was $1.3 million for the period ended March 31, 2010 and decreased by $2.3 million, or 183%, to other expense of $1 million for the period ended March 31, 2011.  In the March 31, 2010 period the Company recognized a gain of $1.3 million on the change in fair value of the contingent consideration.  During the period ended March 31, 2011 the Company recognized a loss of $1.0 million on the extinguishment of the contingent consideration liability, resulting in the $2.3 million change.

Income Tax Benefit

Our effective tax rate was 4.7% and 30.0% for the three months ended March 31, 2011, and 2010, respectively.  The effective tax rate in the three months ended March 31, 2011 differed from the federal statutory rate of 34% primarily due to a valuation allowance against net operating loss benefits generated in the U.S. due to uncertainty as to their future utilization.

LIQUIDITY

Cash Flows

For the Three Months Ended March 31, 2011 and 2010

	For the Three Months Ended March 31,
	2011	2010

Net cash used in operating activities	$(2,127)	$(2,338)
Net cash used in investing activities	$(42)	$(18)
Net cash provided by (used in) financing activities	$292	$(33)
Decrease in cash and cash equivalents	$(1,794)	$(2,460)

The Company generates cash from operations primarily from cash collections related to its installation and distribution revenues.  Net cash flow used in operating activities was $2.1 million and $2.3 million for the three-month periods ended March 31, 2011 and 2010, respectively.

The change in cash flows from investing activities was minimal for the three months ended March 31, 2011 and 2010 with minimal capital asset purchases.

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

The disruption in the credit markets has had a significant adverse impact on a number of financial institutions.  As of March 31, 2011, however, our liquidity and capital investments have not been materially adversely impacted, and we believe that they will not be materially adversely impacted in the near future.  We will continue to closely monitor our liquidity and the credit markets.  Nonetheless, we cannot predict with any certainty the impact to us of any further disruption in the credit environment, as we currently have limited financing options.

There are no other known events that are expected to have a material impact on our short-term or long-term liquidity.

Capital Resources

As of March 31, 2011, we had $1.6 million of cash and cash equivalents.  At times we have extended payment terms on certain of our accounts payable from large solar projects that we believe will provide additional working capital.  We have financed our operations primarily through operating activities and equity financings.  In September 2010 we paid off the remaining outstanding balance of $0.9 million and cancelled our $7.0 million credit line with Umpqua Bank that was for working capital and capital expenditures. Additionally, there were two loans made to the Company by its Founder in the total amount of $0.1 million.  These loans bear interest at 6% per annum and are payable on demand from Lender. Premier Power Spain has two unsecured loans totaling €0.5 million (€0.3 million and €0.2 million) as of March 31, 2011. Payments on the two loans begin in March 2011 and March 2012, respectively. The €0.3 million loan provide monthly principle payments of €5.5 thousand to the maturity date of February 2016 and the €0.2 million loan provide one payment of €0.2 million March 2012.  The annual interest rates on the notes described above range from 6.94% to 7.3%.  At March 31, 2011, the outstanding balance on these loans was $1.0 million and there was no availability under these lines.

In November 2010, we entered into a factoring agreement with Prestige Capital Corporation (“Prestige”).  The initial period of the agreement is through November 2011, with certain automatic extension provisions in the absence of written notice of cancellation by either party.  Under the agreement, we agreed to sell from time-to-time certain trade receivables to Prestige.  At the time of each transfer, Prestige assumes collections efforts and will earn increasing discounts on the sales price on the following scale: 2.25% if collected within 30 days, 3.25% if collected within 45 days, 4.25% if collected within 60 days, 5.25% if collected within 60 days, with an incremental 2% for each 15 day period thereafter until collected.  Prestige maintains recourse to the Company for any accounts that are ultimately uncollectible for any reason other than customer insolvency.  We will receive 75% of the sales price of approved receivables in advance, with the remaining 25% remitted to the Company at the time the receivables are collected by Prestige, net of any discounts and other amounts owed by the Company to Prestige.  Under the terms of the agreement, net amounts due to Prestige cannot exceed $2 million at any time and are secured by certain assets of the Company.  At March 31, 2011, there were no advances due to Prestige.  We believe that this arrangement helps to reduce the amount of capital tied up in uncollected receivables and allows these funds to be utilized for other operating purposes.

We also have contracted backlog in the amount of approximately $22.2 million in North America, as of March 31, 2011, consisting of non-cancellable signed contracts for projects that the Company expects to complete within the next 12 months.  In addition, we have approximately 2MW of projects in Spain that we continue to evaluate as the Spanish government adjusts it solar incentives that has an effect on the value of the 2MW, and therefore we are excluding from our current backlog until the incentives are finalized.  In our Italian operation we have backlog of approximately $12.0 million as of March 31, 2011, consisting of non-cancellable signed contracts for projects expected to be completed within the next 12 months.  The pricing of these contracts may be adjusted depending on the anticipated changes in the Italian feed in tariff in the second quarter of 2011. In addition to our cash and cash equivalents and accounts receivable, we expect to invoice approximately $0.2 million against our costs and estimated earnings in excess of billings on uncompleted contracts in the next 90 days.  Thus, we believe that our current cash and cash equivalents, cash flow from operations, our factoring arrangement, and our line of credit in Spain are sufficient to continue operations for at least the next 12 months. However, we anticipate that we will need to obtain additional debt and/or equity financing in order to achieve our growth objectives and revenue targets for 2011.

We may seek to raise such proceeds through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or loans, issuance of common stock, or a combination of the foregoing.  We cannot provide any assurances that we will be able to secure the additional cash or working capital we will require to achieve our growth objectives and revenue targets.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Lines of Credit

On July 13, 2009, the Company entered into a loan agreement with Umpqua Bank, an Oregon corporation, for a line of credit of up to $12 million, maturing on July 13, 2011.  The loan agreement provided for an initial line of credit of $7 million, provided, however, that the Company may request no more than twice prior to the maturity date that the line of credit be increased to an amount not to exceed $12 million in the event the Company acquires another subsidiary and require additional working capital for such subsidiary.  The balance of the line of credit was paid off and terminated September 15, 2010.  There is no outstanding balance at March 31, 2011, and the Company has no further borrowing capabilities under this line of credit.

At March 31, 2011, Premier Power Spain has two unsecured loans totaling €0.5 million (€0.3 million and €0.2 million) as of March 31, 2011. Payments on the two loans begin in March 2011 and March 2012, respectively. The €0.3 million loan provide monthly principle payments of €5.5 thousand to the maturity date of February 2016 and the €0.2 million loan provide one payment of €0.2 million March 2012.  The annual interest rates on the notes described above range from 6.94% to 7.3%.  At March 31, 2011, the outstanding balance on these loans was $1.0 million.

At March 31, 2011, the Company had a factoring agreement with Prestige for up to $2 million of advances against eligible receivables.  There were no advances due to Prestige at March 31, 2011.

Additionally, there were two loans made to the Company by its Founder in the total amount of $0.1 million.  These loans bear interest at 6% per annum and are payable on demand from Lender.

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

The following table summarizes our contractual obligations as of March 31, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Contractual Obligations:
Bank Indebtedness	$1,140	$691	$254	$195
Operating Leases	315	110	165	40
	$1,455	$801	$419	$235

At times we enter into take or pay agreements with our suppliers.  This provides pricing advantages to the Company in return for supply certainty.  During 2010, we, as part of the purchase of solar modules from a vendor for a project in the Eastern Europe, entered in to a take or pay agreement of which 500 kilowatts of solar modules with a value of approximately $1.0 million remain to be delivered.  This agreement was supported by a Letter of Credit.  We currently have no take or pay commitments outstanding and have incurred no losses as a result of these agreements.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment of the Certificate of Incorporation, filed August 19, 2008 with the Secretary of State of the State of Delaware (2)

3.4	Certificate of Amendment of the Certificate of Incorporation, filed August 29, 2008 and effective September 5, 2008 with the Secretary of State of the State of Delaware (3)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed September 10, 2008 with the Secretary of State of the State of Delaware (3)

3.6	Amendment to Certificate of Incorporation, filed November 24, 2008 with the Secretary of State of Delaware (4)

3.7	Amendment to Bylaws (5)

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed with the Delaware Secretary of State on June 12, 2009 (6)

10.1	Second Amended and Restated Agreement to between the Registrant and Tommy Ross, dated March 14, 2011 (7)

10.2	Amendment #1 to Share Exchange Agreement, dated March 31, 2011 (8)

31.1	Section 302 Certification by the Corporation’s Principal Executive Officer *

31.2	Section 302 Certification by the Corporation’s Principal Financial and Accounting Officer *

32.1	Section 906 Certification by the Corporation’s Principal Executive Officer *

32.2	Section 906 Certification by the Corporation’s Principal Financial and Accounting Officer *

*	Filed herewith.
(1)	Filed on February 13, 2007 as an exhibit to our Registration Statement on Form SB-2/A, and incorporated herein by reference.
(2)	Filed on August 29, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(3)	Filed on September 11, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(4)	Filed on November 26, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(5)	Filed on January 16, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(6)	Filed on June 18, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(7)	Filed on March 15, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(8)	Filed on April 6, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER POWER RENEWABLE ENERGY, INC.
(Registrant)

Date: May 16, 2011	By:	/s/ Dean R. Marks
Dean R. Marks
Chief Executive Officer and President (Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Frank J. Sansone
Frank J. Sansone
Chief Financial Officer (Principal Financial & Accounting Officer)