Form 10-K/A
period 2009-12-31
Premier Power Renewable Energy, Inc.
filed 2011-05-31
CIK 1388686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2
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
☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. ☒Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).   ☐  Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date:  28,918,876 shares of common stock as of May 26, 2011.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) amends the Form 10-K, as amended, filed by the Registrant for the fiscal year ended December 31, 2009, which was originally filed on March 25, 2010 and amended on May 4, 2010 (“Amendment No. 1”). The purpose of this Amendment No. 2 is to file Exhibit 23.1 and revise Item 15 of Part IV to list Exhibit 23.1 in our Exhibit Table.  We have also: (i) updated the aggregate market value of our common equity held by non-affiliates and the number of shares outstanding of our common stock on the cover page, (ii) updated the rest of the Exhibit Table, and (iii) filed updated certifications by our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes Oxley Act of 2002.

Except as set forth above, our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 is not amended, updated, or otherwise modified.  This Amendment No. 2 does not reflect events occurring after May 4, 2010, the date of Amendment No. 1, or modify or update those disclosures that may have been affected by subsequent events.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Exhibit Table

Exhibit Number	Description

2.1	Share Exchange Agreement by and among the Registrant, its majority stockholder, Premier Power Renewable Energy, Inc., and its stockholders, dated September 9, 2008 (3)

2.2	Share Exchange Agreement between the Registrant, Rupinvest Sarl, and Esdras Ltd., dated June 3, 2009 (7)

2.3	Amendment #1 to Share Exchange Agreement, dated March 31, 2011 (21)

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment of the Certificate of Incorporation, filed August 19, 2008 with the Secretary of State of the State of Delaware (2)

3.4	Certificate of Amendment of the Certificate of Incorporation, filed August 29, 2008 and effective September 5, 2008 with the Secretary of State of the State of Delaware (3)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed September 10, 2008 with the Secretary of State of the State of Delaware (3)

3.6	Amendment to Certificate of Incorporation, filed November 24, 2008 with the Secretary of State of Delaware (5)

3.7	Amendment to Bylaws (6)

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed with the Delaware Secretary of State on June 12, 2009 (7)

10.1	Securities Purchase Agreement between the Registrant and Vision Opportunity Master Fund, Ltd., dated June 16, 2009 (7)

10.2	Waiver of Anti-Dilution Rights of Series A Preferred Stock by Vision Opportunity Master Fund, Ltd., dated June 16, 2009 (7)

10.3	Loan Agreement (Asset Based) between Umpqua Bank and Premier Power Renewable Energy, Inc., dated July 13, 2009 (8)

10.4	Promissory Note (Line of Credit Note) between Umpqua Bank and Premier Power Renewable Energy, Inc., dated July 13, 2009 (8)

10.5	Form of Modification to Promissory Note (Line of Credit Note) and Loan Agreement between Umpqua Bank and Premier Power Renewable Energy, Inc. (8)

10.6	Commercial Security Agreement between Umpqua Bank and Premier Power Renewable Energy, Inc., dated July 13, 2009 (8)

10.7	Commercial Security Agreement (Premier Power California) between Umpqua Bank and Premier Power Renewable Energy, Inc., dated July 13, 2009 (8)

10.8	Rider to Security Agreement Executed by Non-Borrower Grantor (Premier Power California) between Umpqua Bank and Premier Power Renewable Energy, Inc., dated July 13, 2009 (8)

10.9	Commercial Security Agreement (Bright Futures Technologies, LLC) between Umpqua Bank and Bright Futures Technologies, LLC, dated July 13, 2009 (8)

10.10	Rider to Security Agreement Executed by Non-Borrower Grantor (Bright Futures Technologies, LLC) between Umpqua Bank and Bright Futures Technologies, LLC, dated July 13, 2009 (8)

10.11	Commercial Security Agreement (Premier Power, Sociedad Limitada) between Umpqua Bank and Premier Power, Sociedad Limitada, dated July 13, 2009 (8)

10.12	Rider to Security Agreement Executed by Non-Borrower Grantor (Premier Power, Sociedad Limitada) between Umpqua Bank and Premier Power, Sociedad Limitada, dated July 13, 2009 (8)

10.13	Agreement to Provide Insurance between Umpqua Bank and Premier Power Renewable Energy, Inc., dated July 13, 2009 (8)

10.14	Disbursement Request and Authorization between Umpqua Bank and Premier Power Renewable Energy, Inc., dated July 13, 2009 (8)

10.15	Landlord’s Release and Waiver among Umpqua Bank, Premier Power Renewable Energy, Inc. and Wagner Family ILP, dated July 13, 2009 (8)

10.16	Landlord’s Release and Waiver among Umpqua Bank, Premier Power Renewable Energy, Inc., and MKJ – McCalla Investments, LLC dated July 13, 2009 (8)

10.17	Landlord’s Release and Waiver among Umpqua Bank, Premier Power Renewable Energy, Inc. and 33 Partners, Inc., dated July 13, 2009 (8)

10.18	Escrow Agreement between the Registrant, Rupinvest SARL, Esdras Ltd., and Capita Trust Company Limited, dated July 9, 2009 (9)

10.19	Escrow Agreement Amendment No. 1 between the Registrant, Rupinvest SARL, Esdras Ltd., and Capita Trust Company Limited, dated July 22, 2009 (10)

10.20	Waiver and Amendment between the Registrant, Rupinvest SARL, Esdras Ltd., and Capita Trust Company Limited, dated July 30, 2009 (11)

10.21	Employment Agreement between Premier Power Renewable Energy, Inc. and Frank Sansone, dated November 5, 2009 (12)

10.22	Second Amended and Restated Agreement to Serve as Member of the Board of Directors between the Registrant and Kevin Murray, dated March 25, 2010 (13)

10.23	Second Amended and Restated Agreement to Serve as Member of the Board of Directors between the Registrant and Robert Medearis, dated March 25, 2010 (13)

10.24	Amended and Restated Director Agreement between the Registrant and Tommy Ross, dated March 25, 2010 (13)

10.25	Solar Installation Agreement between Premier Power Italy, S.p.A. and Global Green Advisors, dated September 28, 2009 (15)

10.26	Engagement Agreement between Genesis Capital Advisors, LLC and Premier Power Renewable Energy, Inc., dated October 31, 2008 (15)

10.27	Limited and Temporary Waiver Agreement between Registrant and Genesis Capital Advisors, LLC, dated April 28, 2010 (15)

10.28	Clarification Agreement between Registrant and Genesis Capital Advisors, LLC, dated April 28, 2010 (15)

10.29	Engagement Letter between Registrant and Merriman Curhan Ford & Co., dated April 27, 2010 (15)

10.30	Escrow Agreement Amendment No. 3 between Registrant, Rupinvest Sarl, Esdras Ltd., and Capita Trust Company Limited, dated April 24, 2010 (14)

10.31	Employment Agreement between Registrant and Dean R. Marks, dated May 17, 2010 (17)

10.32	Employment Agreement between Registrant and Miguel de Anquin, dated May 17, 2010 (17)

10.33	Reseller Agreement between EC America, Inc., immixGroup, Inc., and the Registrant, dated May 1, 2010 (16)

10.34	Securities Purchase Agreement Amendment No. 1 between the Registrant and Vision Opportunity Master Fund, Ltd., dated September 30, 2010 (18)

10.35	Employment Agreement Amendment #1 between Premier Power Renewable Energy, Inc. and Stephen Clevett, dated March 31, 2010 (19)

10.36	Second Amended and Restated Director Agreement between Registrant and Tommy Ross, dated March 14, 2011 (20)

10.37	Amendment between the Registrant, Rupinvest Sarl, Esdras Ltd., and Capita Trust Company Limited, dated April 19, 2011 (22)

14.1	Code of Business Conduct and Ethics (4)

21.1	List of Subsidiaries (3)

23.1	Consent of Independent Registered Public Accounting Firm *

31.1	Section 302 Certificate of Chief Executive Officer *

31.2	Section 302 Certificate of Chief Financial Officer *

32.1	Section 906 Certificate of Chief Executive Officer *

32.2	Section 906 Certificate of Chief Financial Officer *

* Filed herewith.

(1)	Filed on February 13, 2007 as an exhibit to our Registration Statement on Form SB-2/A, and incorporated herein by reference.

(2)	Filed on August 29, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(3)	Filed on September 11, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(4)	Filed on November 7, 2008 as an exhibit to our Registration Statement on Form S-1, and incorporated herein by reference.

(5)	Filed on November 26, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(6)	Filed on January 16, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(7)	Filed on June 18, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(8)	Filed on July 13, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(9)	Filed on July 15, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(10)	Filed on July 23, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(11)	Filed on August 5, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(12)	Filed on November 5, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(13)	Filed on March 25, 2010 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(14)	Filed on April 27, 2010 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(15)	Filed on April 29, 2010 as an exhibit to our Registration Statement on Form S-1, and incorporated herein by reference.

(16)	Filed on May 25, 2010 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(17)	Filed on May 28, 2010 as an exhibit to Amendment No. 1 to our Registration Statement on Form S-1/A, and incorporated herein by reference.

(18)	Filed on October 4, 2010 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(19)	Filed on February 11, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(20)	Filed on March 15, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(21)	Filed on April 6, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(22)	Filed on April 21, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER POWER RENEWABLE ENERGY, INC.

/s/ Dean R. Marks
Dean R. Marks, Chief Executive Officer

Date: May 31, 2011

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Dean R. Marks	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	May 31, 2011
Dean R. Marks

/s/ Frank J. Sansone	Chief Financial Officer (Principal Financial and Accounting Officer)	May 31, 2011
Frank J. Sansone

/s/ Kevin Murray	Director	May 31, 2011
Kevin Murray

/s/ Robert Medearis	Director	May 31, 2011
Robert Medearis

/s/ Tommy Ross	Director	May 31, 2011
Tommy Ross