Form 10-Q
period 2011-06-30
Premier Power Renewable Energy, Inc.
filed 2011-08-15
CIK 1388686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).  ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

28,934,209 shares of the issuer’s common stock, $0.0001 par value per share, are issued and outstanding as of August 12, 2011.

PREMIER POWER RENEWABLE ENERGY, INC.
TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2011

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	2

Item 4.	Controls and Procedures	11

PART II - OTHER INFORMATION

Item 6.	Exhibits	12

Signatures		13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Our financial statements begin on the following page.

PREMIER POWER RENEWABLE ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2011	2010
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,357	$3,390
Accounts receivable, net of allowance for doubtful accounts of $ 429 and $ 235 at June 30, 2011 and December 31, 2010, respectively	19,300	14,365
Inventory	9,268	15,371
Prepaid expenses and other current assets	1,635	1,486
Costs and estimated earnings in excess of billings on uncompleted contracts	801	1,108
Other receivables	254	226
Deferred tax assets	601	258
Total current assets	36,216	36,204

Property and equipment, net	419	463
Intangible assets, net	773	812
Goodwill	12,302	11,368
Total assets	$49,710	$48,847

LIABILITIES, CONTINGENTLY REDEEMABLE PREFERRED STOCK, AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	22,864	17,191
Accrued liabilities	4,939	4,279
Billings in excess of costs and estimated earnings on uncompleted contracts	7,075	13,200
Taxes payable	667	527
Customer deposits	216	159
Borrowings, current	882	358
Total current liabilities	36,643	35,714

Borrowings, non-current	373	219
Contingent consideration liability	-	1,472
Total liabilities	37,016	37,405

Commitments and contingencies (Notes 7 and 8)

Series C convertible preferred stock, contingently redeemable at $2,350,000, par value $.0001 per share: 2,350,000 shares designated; 20,000,000 shares of preferred stock authorized; 2,350,000 and 0 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	1,797	-

Shareholders' equity:
Series A convertible preferred stock, par value $.0001 per share: 5,000,000 shares designated; 20,000,000 shares of preferred stock authorized; 3,500,000 shares issued and outstanding at June 30, 2011 and December 31, 2010	-	-
Series B convertible preferred stock, par value $.0001 per share: 2,800,000 shares designated; 20,000,000 shares of preferred stock authorized; 2,800,000 shares issued and outstanding at June 30, 2011 and December 31, 2010	-	-
Common stock, par value $.0001 per share; 60,000,000 shares authorized; 28,925,876 and 29,099,750 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	3	3
Additional paid-in-capital	22,855	18,906
Accumulated deficit	(11,842)	(6,101)
Accumulated other comprehensive loss	(119)	(1,366)
Total shareholders' equity	10,897	11,442
Total liabilities, contingently redeemable preferred stock, and shareholders' equity	$49,710	$48,847

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$26,550	$9,026	$39,361	$12,425
Cost of revenues	(25,589)	(8,576)	(38,394)	(11,944)
Gross margin	961	450	967	481

Operating expenses:
Selling and marketing	1,217	771	2,240	1,512
General and administrative	1,691	1,521	3,524	3,181
Total operating expenses	2,908	2,292	5,764	4,693

Operating loss	(1,947)	(1,842)	(4,797)	(4,212)

Other income (expense):
Interest expense	(50)	(38)	(81)	(75)
Other income (expense)	100	(64)	99	(64)
Change in fair value of contingent consideration liability	-	4,522	(92)	5,776
Loss on extinguishment of contingent consideration liability	-	-	(952)	-
Interest income	-	4	1	5
Total other income (expense), net	50	4,424	(1,025)	5,642

(Loss) income before income taxes	(1,897)	2,582	(5,822)	1,430

Income tax benefit (provision)	(9)	(1,855)	177	(1,509)

Net (loss) income	(1,906)	727	(5,645)	(79)

Less: Deemed dividend related to beneficial conversion feature on issuance of Series C Convertible Preferred Stock	(96)	-	(96)	-

(Loss) income attributable to common shareholders	$(2,002)	$727	$(5,741)	$(79)

(Loss) income Per Share:

Basic	$(0.07)	$0.03	$(0.20)	$(0.00)
Diluted	$(0.07)	$0.02	$(0.20)	$(0.00)

Weighted Average Shares Outstanding:

Basic	29,895	26,602	28,485	26,582
Diluted	29,895	32,902	28,485	26,582

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended June 30,
	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(5,645)	$(79)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of assets	(3)	-
Share-based compensation	1,033	482
Depreciation and amortization	144	179
Change in fair value of contingent consideration liability	92	(5,776)
Loss on extinguishment of contingent consideration liability	952	-
Deferred taxes	(323)	1,504
Changes in operating assets and liabilities:
Accounts receivable	(3,920)	(4,226)
Inventory	6,393	(184)
Prepaid expenses and other current assets	45	(954)
Costs and estimated earnings in excess of billings on uncompleted contracts	363	4,275
Other receivables	(9)	(638)
Accounts payable	4,723	2,162
Accrued liabilities	481	60
Billings in excess of costs and estimated earnings on uncompleted contracts	(6,135)	107
Taxes payable	38	(27)
Customer deposits	44	1,383
Net cash used in operating activities	(1,727)	(1,732)

Cash flows from investing activities:
Net acquisition of property and equipment	(36)	(30)
Net cash used in investing activities	(36)	(30)

Cash flows from financing activities:
Principal payments on borrowings	(651)	(300)
Proceeds from borrowings including line of credit	1,149	157
Proceeds from issuance of preferred stock and warrant, net of costs	2,100	-
Cost related to share registration	-	(183)
Net cash provided (used in) by financing activities	2,598	(326)
Effect of foreign currency	132	(143)
Increase (decrease) in cash and cash equivalents	967	(2,231)
Cash and cash equivalents at beginning of period	3,390	3,792
Cash and cash equivalents at end of period	$4,357	$1,561

Supplemental cash flow information:
Interest paid	$81	$63
Taxes paid	$64	$-
Noncash investing and financing activities:
Reclassification of contingent consideration liability to equity	$2,516
Financing of prepaid insurance premiums through short term notes payable	$126
Deemed dividend related to beneficial conversion feature on issuance of Series C Convertible Preferred Stock	$96

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2011
(in thousands) (unaudited)

									Accumulated
			Series A - Preferred		Series B - Preferred		Additional		Other
	Common Stock		Stock		Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance at January 1, 2011	29,100	$3	3,500	$-	2,800	$-	$18,906	$(6,101)	$(1,366)	$11,442

Net loss								(5,645)		(5,645)
Foreign currency translation adjustment									1,247	1,247
Comprehensive loss										(4,398)
Issuance of common stock warrant	-	-					304			304
Deemed dividend related to beneficial conversion feature on issuance of Series C Convertible Preferred Stock	-	-					96	(96)		-
Extinguishment of contingent consideration liability	(453)	-					2,516			2,516
Share-based compensation	279	-					1,033			1,033

Balance at June 30, 2011	28,926	$3	3,500	$-	2,800	$-	$22,855	$(11,842)	$(119)	$10,897

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
Notes to Consolidated Financial Statements
(unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

Premier Power Renewable Energy, Inc., a Delaware corporation (the “Parent”), through its wholly owned subsidiaries, Premier Power Renewable Energy, Inc., a California corporation (“Premier Power California”), and Rupinvest Sarl (“Rupinvest”), and Premier Power California’s two wholly owned subsidiaries, Bright Future Technologies LLC (“Bright Future”) and Premier Power Sociedad Limitada (“Premier Power Spain”), and Rupinvest’s two wholly owned subsidiaries, Premier Power Italy S.p.A. (“Premier Power Italy”) and Premier Power Development S.r.l. (“Premier Power Development”)  (collectively the “Company”), distributes solar components and designs, engineers, and installs photovoltaic systems globally.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States (“GAAP”) for interim financial information.  They should be read in conjunction with the consolidated financial statements and related notes to the Company’s consolidated financial statements for the years ended December 31, 2010 and 2009 appearing in the Company’s Form 10-K for the fiscal year ended December 31, 2010 that is filed with the Securities and Exchange Commission.  The June 30, 2011 and 2010 unaudited interim consolidated financial statements on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies.  Certain information and note disclosures normally included in the annual financial statements on Form 10-K have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading.  In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

The consolidated financial statements include the accounts of the Parent and its subsidiaries.  Intercompany balances, transactions, and cash flows are eliminated on consolidation.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates include the allowance for doubtful accounts, warranty reserves, revenue recognition, the estimated useful life of property and equipment, the valuation of contingent consideration related to business combinations, Goodwill impairment, and derivative instruments, and income taxes. Actual results could differ from those estimates.

Concentrations and Credit Risk –Three customers accounted for 26%, 22%, and 10%, respectively, of the Company’s revenues for the three months ended June 30, 2011.  Three customers accounted for 25%, 10%, and 7%, respectively, of the Company’s revenues for the three months ended June 30, 2010.    Two customers accounted for 35% and 15%, respectively, of the Company’s revenues for the six months ended, June 30, 2011.  Three customers accounted for aggregate revenues of 30.7% for the six months ended, June 30, 2010, or 19%, 7%, and 5% respectively.  Accounts receivable primarily consist of trade receivables and amounts due from state agencies and utilities for rebates on solar systems installed.  At June 30, 2011, the Company had two customers that accounted for 30% and 14% of the Company’s accounts receivable.  At December 31, 2010, the Company had one customer that accounted for 32% of the Company’s accounts receivable.  The Company monitors account balances and follows up with accounts that are past due as defined in the terms of the contract with the customer. The Company maintains an allowance for doubtful accounts receivable based on the expected collectability of its accounts receivable. The allowance for doubtful accounts is based on assessments of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, the allowance for doubtful accounts is increased.  The allowance for doubtful accounts was $0.4 million and $0.2 million as of June 30, 2011 and December 31, 2010, respectively.

The Company purchases its solar modules from a limited number of suppliers but believes that in the event it is unable to purchase solar panels from these suppliers that alternative sources of solar modules will be available.

Product Warranties – The Company warrant its projects for labor and materials associated with its installations. The Company’s warranty is ten years in California and generally five to ten years elsewhere in the U.S. depending upon each state’s specific requirements. Premier Power Italy provides a ten year warranty covering the labor and materials associated with its installations. Premier Power Spain provides a one year warranty for all contracts signed after December 31, 2006. Since the Company does not have sufficient historical data to estimate its exposure, we have looked to our historical data and the historical data reported by a peer company solar system installer. Solar panels and inverters are warranted by the manufacturer for 25 years and 10 years, respectively. Activity in the Company’s accrued warranty reserve for the three and six months ended June 30, 2011 and 2010 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Beginning accrued warranty balance	$589	$355	$577	$359

Accruals related to warranties issued during period	77	10	104	33

Reduction for labor payments and claims made under the warranty	(23)	(14)	(38)	(41)

Ending accrued warranty balance	$643	$351	$643	$351

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

Foreign Currency – The functional currency of Premier Power Italy, Premier Power Development, and Premier Power Spain is the Euro. Their assets and liabilities are translated at period-end exchange rates, including goodwill, except for certain non-monetary balances, which are translated at historical rates. All income and expense amounts of Premier Power Italy and Premier Power Spain are translated at average exchange rates for the respective period. Translation gains and losses are not included in determining net income but are accumulated in a separate component of shareholders’ equity. Foreign currency transaction gains and losses are included in the determination of net income (loss) in the period in which they occur.  For the three and six months ended June 30, 2011, the foreign currency transaction gain (loss) was $0.1 million and ($0.02) million, respectively.  For the three and six months ended June 30, 2010, the foreign currency transaction loss was $(0.1) million and $(0.03) million, respectively.

Income Taxes – The Company does not expect there to be any material changes to the assessment of uncertain tax positions over the next twelve months.  The Company is subject to routine corporate income tax audits in the United States and foreign jurisdictions.  The statute of limitations for the Company’s 2008, 2009 and 2010 tax years remains open for U.S. purposes.  Most foreign jurisdictions have statute of limitations that range from three to six years.   For the three and six months ended June 30, 2011, the income tax provision of $0.01 million and income tax benefit of $0.2 million, respectively, relate to the Company’s foreign operations. The Company has provided a full valuation allowance against the net deferred tax assets relating to its U.S. operations.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures  (ASU 2010-06) to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. Levels 1, 2, and 3 of fair value measurements are defined in Note 11 below.  The Company has adopted the provisions of this guidance. There was no impact on the Company’s results of operations, cash flows, or financial position resulting from the adoption of this guidance.

In October 2009, the FASB ratified FASB ASC 605-25 (the EITF’s final consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables ”). FASB ASC 605-25 is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted on a prospective or retrospective basis. The Company has adopted the provisions of this guidance. There was no impact on the Company’s results of operations, cash flows, or financial position resulting from the adoption of this guidance.

In July 2009, the FASB issued Accounting Standards Update No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28) which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 if it is more likely than not that a goodwill impairment exists, based on whether there are any adverse qualitative factors indicating a possible impairment.  Any resulting goodwill impairment after Step 2 is performed should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption.  Any goodwill impairments occurring after the initial adoption should be included in earnings as required by ASC 350-25-35.  For public entities, this ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2010.  Early adoption is not permitted.  There was no material effect on the Company’s results of operations, cash flows, or financial position, from the adoption of this ASU.

In June 2011, the FASB issued Accounting Standards Update No. 2011-11, Presentation of Comprehensive Income (Topic 220) (ASU 2011-05), which changes how other comprehensive income (OCI) is presented.  Companies will have the option to present OCI in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-5 is effective for interim and annual periods beginning after December 15, 2011.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share data)		(in thousands, except per share data)

Net (loss) income	$(1,906)	$727	$(5,645)	$(79)
Less: Deemed dividend related to beneficial conversion feature on Series C Convertible Preferred Stock	(96)	-	(96)	-
Net loss available to common shareholders	$(2,002)	$727	$(5,741)	$(79)

Loss Per Share:
Basic	$(0.07)	$0.03	$(0.20)	$(0.00)
Diluted	$(0.07)	$0.02	$(0.20)	$(0.00)

Weighted Average Shares Outstanding:
Basic	29,895	26,602	28,485	26,582
Diluted effect of convertible preferred stock, series A	-	3,500	-	-
Diluted effect of convertible preferred stock, series B	-	2,800	-	-
Diluted effect of convertible preferred stock, series C	-	-	-	-
Diluted	29,895	32,902	28,485	26,582

For the three and six months ended June 30, 2011 and 2010, there were issued and outstanding stock options exercisable for an aggregate 2,298,729 and 2,051,229 shares of common stock, respectively, and stock warrant exercisable for an aggregate 2,000,000 and 0 shares of common stock, respectively, that were anti-dilutive as their weighted average exercise price exceeded the average market price of the Company’s common stock.  For the three and six months ended June 30, 2011 and the six months ended June 30, 2010, there were an additional 8,650,000 and 6,300,000 securities, respectively, that were anti-dilutive due to the Company’s reported net loss. The Company has determined its Series C Preferred Stock (See Note 10) constitute a participating security under ASC 260. However, as the Series C Preferred Stock shareholder has no obligation to share in the Company’s losses, the Company has determined that the use of the two class method for the three and six months periods ended June 30, 2011 is not appropriate.

 4. GOODWILL

The change in the carrying amount of goodwill for the six months ended June 30, 2011 and 2010 was as follows:

	For the Six Months Ended June 30,
	2011	2010
	(in thousands)
Beginning balance	$11,368	$12,254
Changes due to foreign currency fluctuations	934	(1,746)
Ending balance	$12,302	$10,508

The carrying amount of goodwill by reportable segment was as follows:

	June 30,	December 31,
	2011	2010
	(in thousands)
Other European	$483	$483
Italy	11,819	10,885
	$12,302	$11,368

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2011	2010
	(in thousands)
Payroll	$576	$1,459
Warranty reserve	643	577
Sales and local taxes	406	1,511
Accrued subcontractor's costs	565	407
Other operational accruals	2,749	325
	$4,939	$4,279

6. FINANCINGS

Notes Payable

Notes payable were $1.3 million and $0.6 million at June 30, 2011 and December 31, 2010, respectively.  Notes payable of $0.1 million are secured by vehicles, have scheduled monthly payments of approximately $2 thousand per month, carry interest rates of 3.0% to 5.9%, and have maturities through 2014.   We have $0.1 million in short term unsecured notes associated with various insurance policies.  Additionally, there were three loans made to the Company by its founders in the total amount of $0.2 million.  These loans bear interest at 6% per annum and are payable on demand from Lender.  Premier Power Spain has two unsecured loans totaling €0.5 million (€0.3 million and €0.2 million) and a short term line of credit for another €0.1 million (maximum borrowing allowed is €0.2 million) as of June 30, 2011. Payments on the two loans began in March 2011 and March 2012, respectively. The €0.3 million loan requires monthly principal payments of €5.5 thousand to the maturity date of February 2016, and the €0.2 million loan requires one payment of €0.2 million by March 2012.  The annual interest rates on these notes range from 6.94% to 7.3%.  At June 30, 2011, the outstanding balance on the Premier Power Spain loans was $1.0 million.  The short term line bears interest at EURIBOR plus 3.25%, or 4.85% at June 30, 2011.

Factoring Arrangement

In November 2010, the Company entered into a factoring agreement with Prestige Capital Corporation (“Prestige”).  The initial period of the agreement is through November 2011, with certain automatic extension provisions in the absence of written notice of cancellation by either party.  Under the agreement, the Company agreed to sell certain trade receivables to Prestige.  At the time of each transfer of approved receivables, Prestige assumes collections efforts and will earn increasing discounts on the sales price on the following scale:  2.25% if collected within 30 days, 3.25% if collected within 45 days, 4.25% if collected within 60 days, 5.25% if collected within 60 days, with an incremental 2% for each 15 day period thereafter until collected.  Prestige maintains recourse to the Company for any accounts that are ultimately uncollectible for any reason other than customer insolvency.  The Company receives 75% of the sales price of approved receivables in advance, with the remaining 25% remitted to the Company at the time the receivables are collected by Prestige, net of any discounts and other amounts owed by the Company to Prestige.  Due to the recourse provisions, the Company does not remove factored receivables from its books at the time of transfer and instead records advances received as a factoring liability.  Under the terms of the agreement, net amounts due to Prestige cannot exceed $2 million at any time and are secured by certain assets of the Company.  At June 30, 2011 and December 31, 2010, there were no advances due to Prestige.  There were no discounts paid to Prestige under this agreement during the period ended June 30, 2011.

The future principal payments on all outstanding borrowings as of June 30, 2011 are as follows (in thousands):

Through June 30,	Amount
2012	$882
2013	112
2014	101
2015	97
2016	63

7. CONTINGENT CONSIDERATION LIABILITY

On July 31, 2009, the Company acquired Rupinvest and its then majority-owned subsidiary, Premier Power Italy, from Esdras Ltd. (“Esdras”).  In connection with this acquisition, contingent consideration liability of $12 million was recorded at the time of the purchase to reflect the estimated fair value of 3 million contingently issuable shares of the Company’s common stock.

The conditions that were to be met and the amount of the 3 million shares, if any, to have been issued are described below:

(i)
375,000 shares for each ten million Euros (€ 10 million, or approximately $14.2 million) worth of Sales (as defined below) achieved by Premier Power Italy from July 9, 2009, the escrow opening date, to December 31, 2009 (the “First Issuance ”), with the maximum number of shares released as part of the First Issuance to be 1,500,000 shares (any number of shares not issuable as part of the First Issuance solely due to the fact that the 1,500,000 shares threshold was exceeded is hereinafter referred to as the “Excess Issuable Amount”);

(ii)
50% of the Excess Issuable Amount, if any, plus 200,000 shares for each ten million Euros (€ 10 million, or approximately $14.2 million) worth of Sales achieved by Premier Power Italy from January 1, 2010 to December 31, 2010 (the “Second Issuance)”). The maximum combined number of shares to be released as part of the First Issuance and the Second Issuance, in the aggregate, shall not exceed 3,000,000 shares; and

(iii)
100,000 shares for each ten million Euros (€ 10 million, or approximately $14.2 million) worth of Sales achieved by Premier Power Italy from January 1, 2011 to December 31, 2011 (the “Third Issuance ”). The maximum combined number of shares to be released as part of the First Issuance, the Second Issuance, and the Third issuance, in the aggregate, shall not exceed 3,000,000 shares.

At December 31, 2010, the Company estimated the fair value of the contingent consideration liability at $1.5 million, assuming 1,362,100 shares of its common stock would be issued, a share price of $1.00 and an adjustment for counterparty performance risk.  The Company has estimated that amount of shares earned by the seller was approximately 460,000 and 502,100 for each of the periods ended December 31, 2010 and 2009, respectively, but no such shares had yet been distributed.   The change in fair value of the contingent liability of $0.1 million loss and a $5.8 million gain was recorded to other income for the six months ended June 31, 2011 and 2010, respectively. The change in fair value of the contingent liability of $0.0 million loss and $4.5 million gain was recorded to other income for the three months ended June 30, 2011 and 2010, respectively. The changes in fair value were primarily due to a change in the estimated shares to be issued and the reduction in the Company’s stock price.

On March 31, 2011, the Company and Esdras amended the share exchange agreement removing the contingency and agreeing to distribute 2,547,126 shares of common stock in full satisfaction of the obligation.  Each share is fully earned and owned by Esdras, as of March 31, 2011 however the shares have limited trading restrictions which include obtaining written authorization from Company.  Written authorization will occur provided if either of the following occur; a) certain Premier shareholders sell an equivalent amount of shares from their personal holdings or b) the date of April 30, 2015.  In addition, the employment contracts of certain Premier Power Italy executives were extended with no changes in any term of employment.  As a result, the contingent consideration liability was revalued to the amended share amount as of March 31, 2011 and extinguished, resulting in an increase in additional paid in capital of $2,516,000 and a loss on extinguishment of $952,000.  A summary of the changes in the contingent consideration liability balance are as follows:

Contingent
Consideration
Liability
(in thousands)
Balance at December 31, 2010	$1,472
Loss on fair value	92
Extinguishment of contingent consideration liability	(1,564)
Balance at June 30, 2011	$-

8. COMMITMENTS AND CONTINGENCIES

Premier Power Spain is party to cancelable leases with thirty days’ notice for operating facilities in Navarra, Spain, which expires in 2012, and Barcelona, Spain, which expires in 2014.  Premier Power Italy is party to a non-cancelable renewable lease for operating facilities in Campobasso, Italy, which expires in 2015.  We are party to a non-cancelable lease for offices in Anaheim, California, which expires in 2013.  These leases provide for annual rent increases tied to the Consumer Price Index or equivalent indices in Spain and Italy. The leases require the following future payments as of June 30, 2011, subject to annual adjustment, if any (in thousands):

Through June 30,	Amount
2012	$109
2013	96
2014	53
2015	30
2016	3
$291

At times we enter into take or pay agreements with our suppliers.  This provides pricing advantages to the Company in return for supply certainty.  During 2010, the Company, as part of the purchase of solar modules from a vendor for distribution in the Czech Republic, entered into a take or pay agreement which expired in 2010.  This agreement was supported by a Letter of Credit.  As of June 30, 2011, there were no take or pay commitments outstanding and have incurred no losses as a result of these types of agreements.

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

9. SHARE-BASED COMPENSATION AND VALUATION OF STOCK OPTIONS AND RESTRICTED STOCK-BASED AWARDS

The following table sets forth a summary stock option activity for the six months ended June 30, 2011:

		Weighted-	Weighted-
	Number of	Average Fair	Average
	Shares	Value	Exercise Price	Vested
Outstanding at January 1, 2011	2,517,229	$2.32	$3.75	488,092
Granted during the period	2,546,729	$2.03	$0.77
Forfeited/cancelled during the period	(2,765,229)	$1.92	$2.50
Outstanding at June 30, 2011	2,298,729	$2.14	$0.76	513,792

Share-based compensation expense relating to these shares is being recognized over a weighted-average period of 4.2 years.  The Company recognized share-based compensation expense related to these shares of approximately $0.3 million and $0.2 million during the three months ended June 30, 2011 and 2010, respectively.  The Company recognized share-based compensation expense related to these shares of approximately $1.0 million and $0.5 million during the six months ended June 30, 2011 and 2010, respectively.

At June 30, 2011, there was $3.2 million of total unrecognized share-based compensation cost related to non-vested stock options.  The Company expects to recognize that cost over a weighted average period of 2.7 years.

On May 12, 2011, the Board of Directors approved the repricing of all outstanding common stock options to the Company’s common stock closing price on May 12, 2011.  Therefore, the Company repriced options for 2,286,229 shares of common stock to $0.75 per share.  There were no other changes to the outstanding stock option grant agreements. The repricing resulted in $0.4 million of incremental stock compensation charges, of which $0.1 million related to fully vested shares and was expensed at the time of repricing.

The following tables summarize the total share-based compensation expense the Company recorded for the six and three months ended June 30, 2011 and 2010:

	For the Six Months Ended June 30,
	2011	2010
	(in thousands)
Cost of goods sold	$101	$150
Selling and marketing	479	66
General and administrative	453	266
Total share-based compensation expense	$1,033	$482

Stock options awards to employees	$350	$386
Restricted stock grants	683	96
Total share-based compensation expense	$1,033	$482

	For the Three Months Ended June 30,
	2011	2010
	(in thousands)
Cost of goods sold	$58	$61
Selling and marketing	204	41
General and administrative	170	135
Total share-based compensation expense	$432	$237

Stock options awards to employees	$348	$192
Restricted stock grants	84	45
Total share-based compensation expense	$432	$237

Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Options	Exercise Price	Term (in years)	Intrinsic Value
Options expected to vest	323,397	$0.75	8.31	$-

The fair value of original stock option grants during the six months ended June 30, 2011 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected volatility	93.04%
Expected dividends	0.00%
Expected term	4.0 years
Risk-free interest rate	1.44%
Weighted-average fair value per share	$0.77

Restricted Stock Awards

A summary of restricted stock awards activity during the six months ended June 30, 2011 is as follows:

		Weighted Average
	Number of Shares	Fair Price
Outstanding at January 1, 2011	183,000	$2.80
Granted	522,000	$1.00
Vested and issued	(279,000)	$1.50
Forfeited	(7,500)	$1.16
Outstanding at June 30, 2011	418,500	$1.46

In the six months ended June 30, 2011 and 2010, the Company issued 62,000 and 49,500 shares of its common stock, respectively, in connection with vested restricted stock awards.  In the six months ended June 30, 2011 and 2010, the Company issued 217,000 and 0 shares, respectively, of its common stock as share based compensation with immediate vesting.

ASC Topic 718 requires the cash flows as a result of the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. There are no excess tax benefits for the six months ended June 30, 2011 and 2010, and therefore, there is no impact on the accompanying consolidated statements of cash flows.

10. EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”). The Preferred Stock may be issued from time to time in series having such designated preferences and rights, qualifications and to such limitations as the Board of Directors may determine.

The Company has designated 5,000,000 shares of Preferred Stock as Series A Convertible Preferred Stock (“Series A Stock”). The holders of Series A Stock have no voting rights except with regards to certain corporate events, enjoys a $2.40 liquidation preference per share, subject to adjustment, over holders of common stock, and may convert each share of Series A Stock into one share of common stock at any time. Series A stock converts automatically upon the occurrence of an offering meeting certain criteria. Holders of the Series A Stock have certain redemption rights. The Company has determined that the events triggering such rights are either in control of the Company or in the case of such events where the Company is not deemed to exercise control; the redemption right is limited to the ability to convert into shares of the Company’s common stock. As of June 30, 2011 and December 31, 2010, there were 3,500,000 shares of Series A Stock outstanding.

The Company has designated 2,800,000 shares of Preferred Stock as Series B Convertible Preferred Stock (“Series B Stock”). The holders of Series B Stock have no voting rights except with regards to certain corporate events and may convert each share of Series B Stock into one share of common stock at any time. Series B stock converts automatically upon the occurrence of an offering meeting certain criteria. Holders of the Series B Stock have certain redemption rights. The Company has determined that the events triggering such rights are either in control of the Company or in the case of such events where the Company is not deemed to exercise control; the redemption right is limited to the ability to convert into shares of the Company’s common stock. As of June 30, 2011 and December 31, 2010, there were 2,800,000 Series B Stock outstanding, respectively.

The Company has designated 2,600,000 shares of Preferred Stock as Series C Convertible Preferred Stock (“Series C Stock”).   In June 2011, the Company issued 2,350,000 shares of Series C Stock, a warrant to purchase 2,000,000 shares of the Company’s common stock (“Series C warrant”) and a six month option to acquire 250,000 additional shares of the Series C Stock (“Series C Option”) in exchange for $2,350,000.  The Company incurred expenses of $250,000 related to the offering, resulting in net proceeds of $2,100,000.  The Series C Stock is convertible into shares of the Company’s common stock and have a stated value equal to $1.30 and a conversion value of $1.00 per share.  At the time of closing the Company’s stock price was $0.69 per common share.  The Preferred Stock shares in any dividends declared to common stockholders.  Additionally, beginning in December 2012, the Series C Stock holders are due a monthly dividend of $0.01667 per share ($.20 per year) if a defined change in control of the Company does not occur prior to June 2012.  At the option of the Company, these dividends may be paid in shares of common stock of the Company.

In the event of a change in control of the Company, the Company and the holder of the Series C Stock have call and put rights, respectively.  The Company’s call right is subject to the payment of a call premium which is the greater of $.10 per share or 20% per annum.  As of June 30, 2011 and December 31, 2010, there were 2,350,000 and 0 shares of Series C Stock outstanding.

The Series C warrant have a five year life, an exercise price of $1.00 per share and the Company has the right to call for cancellation of the warrant under certain circumstances.  Using a binomial model and the assumptions noted below, the Company estimated the fair value of the Series C warrant to be $367,000.

The significant assumptions used to determine the fair values of the warrant are as follows:

Risk-free interest rate at grant date	1.76%
Expected stock price volatility	60%
Expected dividend payout	-
Expected option life-years	5 yrs

The aggregate proceeds received from the issuance of the preferred stock and warrant were $2.4 million.  Based on their relative fair values, we allocated $2.1 million and $0.3 of the $2.4 million gross proceeds, to the preferred stock and warrant, respectively.  The allocated proceeds of the Series C Stock, net of $0.3 million of issuance costs, have been classified as temporary equity in accordance with ASC 480-10-S99 as the holders have certain redemption rights in the event of a change in control of the Company in which the Company is not liquidated.  The Series C Stock is not being accreted to its full redemption amount since the contingent redemption event is not currently probable. The allocated proceeds associated with the Series C warrant have been classified in equity as they contain only standard anti-dilutive provisions.

Based on the Series C Stock allocated proceeds of $1.8 million, assumed 3,055,000 shares of common stock issuable upon conversion and a market price of $0.69 at the time the Series C Stock was issued, the Company determined that a beneficial conversion feature of $0.1 million existed as defined in ASC 470-20 (Emerging Issue Task Force (“EITF”) Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments).  The Company calculated a beneficial conversion feature for the Series C Stock of $0.1 million, which equals the amount by which the estimated fair value of the common stock issuable upon conversion of the issued Series C Stock exceeded the allocated proceeds from such issuances. The beneficial conversion feature was recorded as an increase in additional paid in capital and currently recognized as a deemed dividend because the Series C Stock could be converted into common stock currently.

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

The table below sets forth, the Company’s Level 3 financial assets and liabilities that are accounted for at fair value as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011			December 31, 2010
	(in thousands)			(in thousands)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Liabilities: Contingent consideration	$-	$-	$-	$-	$-	$1,472

12. SEGMENT INFORMATION

The Company has adopted Segment Reporting (ASC 280) requiring segmentation based on the Company’s internal organization, reporting of revenue and other performance measures.  Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.  The Company’s chief operating decision maker is the Chief Executive Officer.  The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility.  There are three operating segments, as summarized below:

●
North America – consists of (i) commercial ground mount or rooftop solar energy projects generally ranging from 100kWh to 20MW provided to corporate, municipal, agricultural, and utility customers in the United States and Canada and (ii) residential that consists mainly of rooftop solar installations generally ranging from 5kWh to 40KWh provided to residential customers primarily in California.  In 2011, the Company determined that it would wind down its residential activities in this segment.  The Company completed the winding down of residential operations during the quarter ended June 30, 2011.  The Company does not distinguish the cash flows and operating results of its residential activities from the North America segment as a whole and as the North America segment is managed as a single operating unit the Company determined that its residential operations did not meet the requirement for presentation as discontinued operations.

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

Currently, the Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments.  Therefore, segment information reported includes only revenues, cost of revenues, and gross margin.  The following tables present the operations by each operating segment:

		For the Six Months Ended June 30, 2011
	North America	Italy	Other European	Total
		(in thousands)
Revenues	$17,273	$13,348	$8,740	$39,361
Cost of revenues	(18,035)	(12,072)	(8,287)	(38,394)
Gross (loss) margin	$(762)	$1,276	$453	967
Total operating expenses				(5,764)
Operating loss				$(4,797)

		For the Six Months Ended June 30, 2010
	North America	Italy	Other European	Total
		(in thousands)
Revenues	$1,984	$4,306	$6,135	$12,425
Cost of revenues	(2,347)	(3,971)	(5,626)	(11,944)
Gross (loss) margin	$(363)	$335	$509	481
Total operating expenses				(4,693)
Operating loss				$(4,212)

		For the Three Months Ended June 30, 2011
	North America	Italy	Other European	Total
		(in thousands)
Revenues	$9,898	$8,284	$8,368	$26,550
Cost of revenues	(10,195)	(7,453)	(7,941)	(25,589)
Gross (loss) margin	$(297)	$831	$427	961
Total operating expenses				(2,908)
Operating loss				$(1,947)

		For the Three Months Ended June 30, 2010
	North America	Italy	Other European	Total
		(in thousands)
Revenues	$1,012	$3,381	$4,633	$9,026
Cost of revenues	(1,162)	(2,996)	(4,418)	(8,576)
Gross (loss) margin	$(150)	$385	$215	450
Total operating expenses				(2,292)
Operating loss				$(1,842)

At June 30, 2011 and December 31, 2010, property and equipment located in North America, net of accumulated depreciation and amortization, was approximately $0.2 million and $0.3 million, respectively.  Property and equipment located in foreign countries, net of accumulated depreciation and amortization, was approximately $0.2 million and $0.2 million at June 30, 2011 and December 31, 2010, respectively.

13. SUBSEQUENT EVENT

On August 8, 2011, the Company amended its Certificate of Incorporation to decrease the number of authorized shares of common stock from 500 million to 60 million shares. The number of authorized shares of preferred stock remains at 20 million.

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

Overview

We are a developer, designer, and integrator of solar energy solutions.  We develop, market, sell, and maintain solar energy systems for residential, agricultural, commercial, and industrial customers primarily in North America and Europe.  In addition, we distribute solar modules and invertors to smaller solar developers and integrators.

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

We procure solar components from the solar industry’s leading suppliers and manufacturers that include Sun Tech, Sharp, Jinko and various other Chinese module manufacturers, Power One, Fronius, and SunPower Corporation.  We procure solar components that best fit the respective project and do not have any exclusive supplier relationships.

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

While our significant accounting policies are more fully described in footnote 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid the reader in fully understanding and evaluating this discussion and analysis:

Basis of Presentation – The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States (“GAAP”), and include the accounts of Premier Power Renewable Energy, Inc. and its subsidiaries.  All intercompany accounts and transactions are eliminated.

 Product Warranties – The Company warrant its projects for labor and materials associated with its installations.  The Company’s warranty is ten years in California and generally five to ten years elsewhere in the U.S., depending upon each state’s specific requirements.  Premier Power Italy provides a ten year warranty covering the labor and materials associated with its installations.  Premier Power Spain provides a one year warranty for all contracts signed after December 31, 2006.  Since the Company does not have sufficient historical data to estimate its exposure, we have looked to our historical data and the historical data reported by a peer company solar system installer.  Solar panels and inverters are warranted by the manufacturer for 25 years and 10 years, respectively.

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

On March 31, 2011, this contingent consideration liability was extinguished in exchange for 2,547,126 shares of the Company’s common stock resulting in a loss of $952,000.

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

In July 2009, the FASB issued Accounting Standards Update No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28) which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 if it is more likely than not that a goodwill impairment exists, based on whether there are any adverse qualitative factors indicating a possible impairment. Any resulting goodwill impairment after Step 2 is performed should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption should be included in earnings as required by ASC 350-25-35. For public entities, this ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2010. Early adoption is not permitted. There was no material effect on the Company’s results of operations, cash flows, or financial position, from the adoption of this ASU.

In June 2011, the FASB issued Accounting Standards Update No. 2011-11, Presentation of Comprehensive Income (Topic 220) (ASU 2011-05), which changes how other comprehensive income (OCI) is presented. Companies will have the option to present OCI in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-5 is effective for interim and annual periods beginning after December 15, 2011.

Results of Operations

Comparison of Three Months Ended June 30, 2011 and 2010

Our revenues for the three months ended June 30, 2011 were $26.6 million, an increase of $17.5 million, or 194%, from the prior year period.  North American revenues were $9.9 million for the three months ended June 30, 2011, an increase of $8.9 million, or 878% from the prior year period.  Our Italian operations provided $8.3 million of revenues for the three months ended June 30, 2011, an increase of $4.9 million, or 145% from the prior year period.  Other European revenues were $8.4 million for the three months ended June 30, 2011, an increase of $3.7 million, or 81% from the prior year period.  The increase in our revenues was primarily the result of our continuing efforts to expand our global reach through solar farm opportunities and distribution, which is particularly noted in the growth in Europe.

We had a net loss for the three months ended June 30, 2011 of $1.9 million, or $(0.07) per share, compared to net income of $0.7 million, or $0.03 per share, for three months ended June 30, 2010.  Net income in the quarter ended June 30, 2010 included a noncash gain of $4.5 million associated with the change in fair value of the contingent consideration liability.  Our profitability is primarily dependent upon revenue from sales to commercial, governmental, residential, and equity fund customers.  Profitability is also affected by the costs and expenses associated with installation of systems.  Cost of revenues increased by $17.0 million, or 198%, in the quarter ended June 30, 2011, compared to the prior fiscal year.  Most of the increase in cost of revenues directly correlates to the related increase in revenues, however the decrease in overall margin percentages from 5.0% in the prior year to 3.6% in the current year highlights the effects of the competitive overall economic environment, resulting in the reduction in the pricing of solar systems to maintain high sales volumes.   Additionally, we have experienced margin compression as the result of the increase in our distribution business which typically carries lower margins than our traditional revenue.  Operating expenses increased by $0.6 million, or 27%, for the quarter ended June 30, 2011 as compared to the same period in the prior year, due primarily to the increases in recognized share-based compensation of approximately $0.2 million and the write off of approximately $0.3 million of capitalized pre-contract costs associated with a terminated project.

Sources of Revenue

	For the Three Months Ended June 30,
(Dollars in thousands)	2011	2010	Change %
Revenues
North America	$9,898	$1,012	878%
Italy	8,284	3,381	145%
Other European	8,368	4,633	81%
Total revenues	$26,550	$9,026	194%

Our revenues include revenue recognized under installation contracts using the percentage of completion method of accounting.  Additionally, we derive revenues from distribution sales to customers throughout Europe.  The increase in North America was largely due to the expansion of our commercial projects offset by the reduction in volume in our residential installations.  The growth in North American commercial projects was driven by the Company signing several megawatt projects in 2010 as our customers have shown greater ability to access project finance.  We have continued to build a strong project pipeline and backlog in North America, and we have partnered with several power purchase agreement providers and have signed projects from these efforts.  The growth in Italian revenues is largely due to increased distribution efforts in Southern Italy and the completion of a 2mW solar farm project.  The increase in Other European revenues is largely the result of our distribution and EPC efforts in Eastern Europe offset by the effects of the reduction and caps in place in the Spanish market that was due to administrative delays in the assignment of feed-in tariff to customers.

Cost of Revenues

	For the Three Months Ended June 30,
(Dollars in thousands)	2011	2010	Change %
Cost of Revenues
North America	$10,195	$1,162	777%
Italy	7,453	2,996	149%
Other European	7,941	4,418	80%
Total cost of revenues	$25,589	$8,576	198%

Stock-based compensation included above	$58	$61	-5%

Gross Margin Percentage
North America	-3.0%	-14.8%
Italy	10.0%	11.4%
Other European	5.1%	4.6%
Total	3.6%	5.0%

Cost of revenues include product costs for distribution sales and all direct material and labor costs attributable to a project as well as certain indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs.  The 198% increase in cost of revenues was primarily the result of increased recognized revenues across all of our business segments.  Cost of revenues for North America increased $9.0 million, or 777%, for the quarter ended June 30, 2011 compared to the same period in the prior year.  North America gross margin (loss) increased to (3.0)% due to a higher volume of revenues to cover fixed operational costs as partially offset by reduced margins on individual projects due to competition and an increase in the scope and size of our projects (larger projects typically have lower gross margins).  The increase in Italian cost of revenues of $4.4 million, or 149%, correlates to the increase in Italian revenues.  The gross margin for our Italian operations was 10.0%, down 11.4% from the prior year.  This decrease was largely the result of increased distribution efforts in Southern Italy and the completion of a 2mW project that was less than 10% in gross margin.   Cost of revenues for our Other European operations increased $3.5 million, or 80%, from the same period in the prior year, which correlates to the increase in revenues from the Other European segment.  The gross margin for our Other European operations was 5.1%, up 11% from the prior year.  The increase was largely the result of there being insufficient volume of revenues to cover fixed operational costs.

Operating Expenses

	For the Three Months Ended June 30,
(Dollars in thousands)	2011	2010	Change %
Selling and marketing expenses	$1,217	$771	57.8%
General and administrative expenses	$1,691	$1,521	11.2%

As a percent of revenue:
Selling and marketing expenses	4.6%	8.5%
General and administrative expenses	6.4%	16.9%

Share-based compensation included above:
Selling and marketing expenses	$204	$41	397.6%
General and administrative expenses	$170	$135	25.9%

Selling and Marketing Expense

Selling and marketing expenses consist primarily of personnel costs and costs related to our sales force and marketing staff.  They also include expenses relating to advertising, brand building, marketing promotions and trade show events, lead generation, share-based compensation and travel.  Commissions are due and payable when customer payment is received.  Selling and marketing expense for the three months ended June 30, 2011 increased $0.4 million, or 58% compared to the prior period, due to an increase of $0.2 million in share-based compensation over the same period in the prior year and the write off of approximately $0.3 million of capitalized pre-contract costs associated with a terminated project.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources, and other administrative functions.  They also include professional service fees, bad debt expense, other corporate expenses and related overhead.  General and administrative expenses increased by $0.2 million, or 11%, for the quarter ended June 30, 2011 compared to the same quarter ended June 30, 2010, largely as result of an increase of approximately $0.1 million in share-based compensation, an increase of approximately $0.1 million in professional service fees, and the reserve against a receivable in the amount of $0.1 million.

Other Income and Expenses

Other income and expense consists of change in fair value of contingent consideration liability, interest expense, transaction foreign currency gains (losses), and other income (expense).  Other income, net of expense, was $4.4 million for the quarter ended June 30, 2010 and decreased by $4.3 million, or 99%, to other income of $0.1 million for the quarter ended June 30, 2011.   During the quarter ended June 30, 2010, we recognized a gain of $4.5 million related to the change in fair value of the contingent consideration liability. The contingent consideration liability was extinguished during the quarter ended March 31, 2011 and as a result, there was no similar item during the quarter ended June 30, 2011.

Income Tax Benefit

Our effective tax rate was 0.0% and 71.8% for the three months ended June 30, 2011, and 2010, respectively.  The effective tax rate in the three months ended June 30, 2011 differed from the federal statutory rate of 34% primarily due to a valuation allowance against net operating loss benefits generated in the U.S. due to uncertainty as to their future utilization. The valuation allowance was originally recorded during the three months ended June 30, 2010, resulting in the increased effective tax rate for that period.

Comparison of Six Months Ended June 30, 2011 and 2010

Our revenues for the six months ended June 30, 2011 were $39.4 million, an increase of $26.9 million, or 217%, from the prior year period.  North American revenues were $17.3 million for the six months ended June 30, 2011, an increase of $15.3 million, or 771% from the prior year period.  Our Italian operations provided $13.3 million of revenues for the six months ended June 30, 2011, an increase of $9.0 million, or 210% from the prior year period.  Other European revenues were $8.7 million for the six months ended June 30, 2011, an increase of $2.6 million, or 42% from the prior year period.  The increase in our revenues was primarily the result of our continuing efforts to expand our global reach through solar farm opportunities and distribution, which is particularly noted in the growth in Europe.

We had a net loss for the six months ended June 30, 2011 of $5.6 million, or $(.20) per share, compared to net loss of $0.1 million, or $(0.00) per share, for six months ended June 30, 2010.  Net loss in the quarter ended June 30, 2010 included a noncash gain of $5.8 million associated with the change in fair value contingent consideration liability and offset by a noncash expense of $0.5 million for share-based compensation.  Our profitability is primarily dependent upon revenue from sales to commercial, governmental, residential, and equity fund customers.  Profitability is also affected by the costs and expenses associated with installation of systems.  Cost of revenues increased by $26.5 million, or 221%, in the quarter ended June 30, 2011, compared to the prior fiscal year.  Most of the increase in cost of revenues directly correlates to the related increase in revenues, however the decrease in overall margin percentages from 3.9% in the prior year to 2.5% in the current year highlights the effects of the competitive overall economic environment, resulting in the reduction in the pricing of solar systems to maintain high margin sales volumes.   Additionally, we have experienced margin compression as the result of the increase in our distribution business which typically carries lower margins than our traditional revenue.  Operating expenses increased by $1.1 million, or 23%, for the quarter ended June 30, 2011 as compared to the same period in the prior year, due primarily to the increases in recognized share-based compensation of approximately $0.6 million and the write off of approximately $0.3 million of capitalized pre-contract costs associated with a terminated project.

Sources of Revenue

	For the Six Months Ended June 30,
(Dollars in thousands)	2011	2010	Change %
Revenues
North America	$17,273	$1,984	771%
Italy	13,348	4,306	210%
Other European	8,740	6,135	42%
Total revenues	$39,361	$12,425	217%

Our revenues include revenue recognized under installation contracts using the percentage of completion method of accounting.  Additionally, we derive revenues from distribution sales to customers throughout Europe.  The increase in North America was largely due to the expansion of our commercial projects offset by the reduction in volume in our residential installations.  The growth in North American commercial projects was driven by the Company signing several megawatt projects in 2010 as our customers have shown greater ability to access project finance.  We have continued to build a strong project pipeline and backlog in North America, and we have partnered with several power purchase agreement providers and have signed projects from these efforts.  The growth in Italian revenues is largely due to increased distribution efforts in Southern Italy and the completion of a 2mW solar farm project.  The increase in Other European revenues is largely the result of our distribution and EPC efforts in Eastern Europe offset by the effects of the reduction and caps in place in the Spanish market that was due to administrative delays in the assignment of feed-in tariff to customers.

Cost of Revenues

	For the Six Months Ended June 30,
(Dollars in thousands)	2011	2010	Change %
Cost of Revenues
North America	$18,035	$2,347	668%
Italy	12,072	3,971	204%
Other European	8,287	5,626	47%
Total cost of revenues	$38,394	$11,944	221%

Stock-based compensation included above	$101	$150	-33%

Gross Margin Percentage
North America	-4.4%	-18.3%
Italy	9.6%	7.8%
Other European	5.2%	8.3%
Total	2.5%	3.9%

Cost of revenues include project costs for distribution sales and all direct material and labor costs attributable to a project as well as certain indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs.  The 221% increase in cost of revenues was primarily the result of increased recognized revenues across all of our business segments.  Cost of revenues for North America increased $15.7 million, or 668%, for the six months ended June 30, 2011 compared to the same period in the prior year.  North America gross margin (loss) increased to (4.4)% due to a higher volume of revenues to cover fixed operational costs as offset by reduced margins on individual projects due to competition and an increase in the scope and size of our projects (larger projects typically have lower gross margins).  The increase in Italian cost of revenues of $8.1 million, or 204%, correlates to the increase in Italian revenues.  The gross margin for our Italian operations was 9.6%, up 27.7% from the prior year.  This increase was largely the result of increased distribution and EPC efforts in Southern Italy and the completion of a 2mW project that was less than 10% in gross margin.   Cost of revenues for our Other European operations increased by $2.7 million, or 47%, from the same period in the prior year, which correlates to the increase in revenues from the Other European segment.  The gross margin for our Other European operations was 5.2%, down 39.1% from the prior year.  The decrease was largely the result of there being insufficient volume of revenues to cover fixed operational costs.

Operating Expenses

	For the Six Months Ended June 30,
(Dollars in thousands)	2011	2010	Change %
Selling and marketing expenses	$2,240	$1,512	48.1%
General and administrative expenses	$3,524	$3,181	10.8%

As a percent of revenue:
Selling and marketing expenses	5.7%	12.2%
General and administrative expenses	9.0%	25.6%

Share-based compensation included above:
Selling and marketing expenses	$479	$66	625.8%
General and administrative expenses	$454	$266	70.7%

Sales and Marketing Expenses

Selling and marketing expenses consist primarily of personnel costs and costs related to our sales force and marketing staff.  They also include expenses relating to advertising, brand building, marketing promotions and trade show events, lead generation, share-based compensation and travel.  Commissions are due and payable when customer payment is received.  Selling and marketing expense for the six months ended June 30, 2011 increased $0.7 million, or 48% compared to the prior period, due to an increase of $0.4 million in share-based compensation over the same period in the prior year and the write off of approximately $0.3 million of capitalized pre-contract costs associated with a terminated project.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources, and other administrative functions.  They also include professional service fees, bad debt expense, other corporate expenses and related overhead.  General and administrative expenses increased by $0.3 million, or 11%, for the six months ended June 30, 2011 compared to the same period ended June 30, 2010, largely as result of an increase of approximately $0.2 million in share-based compensation and an increase in bad debt expense associated with the greater allowance for doubtful accounts.

Other Income and Expenses

Other income and expense consists of change in fair value of contingent consideration liability, loss on extinguishment of contingent consideration liability, interest income, interest expense, transaction foreign currency gains (losses), and other income (expense).  Other income, net of expense, was $5.6 million for the six months ended June 30, 2010 and decreased by $6.7 million, or 118%, to other expense of $1.0 million for the six months ended June 30, 2011.  In the 2010 fiscal year, we recognized a gain of $5.8 million on the change in fair value of the contingent consideration.  During the six months ended June 30, 2011, we had recognized a loss on the change in fair value of the contingent consideration of $0.01 million and a loss on extinguishment of the contingent consideration resulting in the $6.7 million change.

Income Taxes

Our effective tax rate was 3% and 106% for the six months ended June 30, 2011, and 2010, respectively.  The effective tax rate in the six months ended June 30, 2011 differed from the federal statutory rate of 34% primarily due to a valuation allowance against net operating loss benefits generated in the U.S. due to uncertainty as to their future utilization. The valuation allowance was originally recorded during the six months ended June 30, 2010 resulting in the increased effective tax rate for that period.

LIQUIDITY

Cash Flows

	For the Six Months Ended June 30,
	2011	2010

Net cash used in operating activities	$(1,727)	$(1,732)
Net cash used in investing activities	$(36)	$(30)
Net cash provided by (used in) financing activities	$2,598	$(326)
Increase (decrease) in cash and cash equivalents	$967	$(2,231)

We generate cash from operations primarily from cash collections related to our installation and distribution sales.  Net cash flow used in operating activities was $1.7 million for the six months ended June 30, 2011, compared with net cash used in operating activities of $1.7 million for the six months ended June 30, 2010.  Our largest source of operating cash flows for the six months ended June 30, 2011, was the reduction of inventories and an increase in accounts payable.  Our primary uses of cash from operating activities are our increase in accounts receivable and decrease in billings in excess of cost and estimated earnings on uncompleted contracts.

The change in cash flows from investing activities was minimal for the six months ended June 30, 2011 and 2010 with minimal capital asset purchases.

The change in cash flows from financing activities for the six months ended June 30, 2011 primarily relates to borrowings and payment under debt facilities as well as proceeds from the issuance of Series C convertible preferred stock and warrant.  The net cash flows from financing activities for the six months ended June 30, 2010 was mainly the result of principal payments on debt and costs related to share registration.

Material Impact of Known Events on Liquidity

Our expanding large-scale solar power project development business in North America and Europe are driving increased liquidity requirements.  Solar power project development cycles can take several months to develop.  In certain of our markets, primarily Europe, it is not uncommon to receive payment at the end of a project.  This may require us to make an advancement of costs prior to cash receipts.  To date, we have financed these up-front construction costs using working capital and cash on hand.  In addition, at times the solar module market has been in tight supply and has required us at times to pay for modules in advance of receipt or customer payment to ensure delivery timelines for our projects. In some instances our customers have structured accelerated payment terms to avoid this situation.

Additionally, a majority of our cash is held offshore, and while we do not currently believe there are any material limitations or restrictions on our ability to repatriate profits there may be tax consequence or changes in statutory rules which would affect our ability to do so.

The disruption in the credit markets has had a significant adverse impact on a number of financial institutions.  As of June 30, 2011, however, our liquidity and capital investments have not been materially adversely impacted, and we believe that they will not be materially adversely impacted in the near future.  We will continue to closely monitor our liquidity and the credit markets.  Nonetheless, we cannot predict with any certainty the impact to us of any further disruption in the credit environment, as we currently have limited financing options.

 There are no other known events that are expected to have a material impact on our short-term or long-term liquidity.

Capital Resources

As of June 30, 2011, we had $4.4 million of cash and cash equivalents.  At times we have extended payment terms on certain of our accounts payable from large solar projects that we believe will provide additional working capital.  We have financed our operations primarily through operating activities and equity financings.  We have three outstanding loans from our founders in the total amount of $0.2 million.  These loans bear interest at 6% per annum and are payable on demand from the lender. Premier Power Spain has two unsecured loans totaling €0.5 million (€0.3 million and €0.2 million) and a short term line of credit for another €0.1 million as of June 30, 2011. Payments on the two loans began in March 2011 and March 2012, respectively. The €0.3 million loan requires monthly principal payments of €5.5 thousand to the maturity date of February 2016 and the €0.2 million loan requires one payment of €0.2 million by March 2012.  The annual interest rates on these notes range from 6.94% to 7.3%.  At June 30, 2011, the outstanding balance on these loans was $1.0 million. The short term line bears interest at EURIBOR plus 3.25%, or 4.85% at June 30, 2011.

In November 2010, we entered into a factoring agreement with Prestige Capital Corporation (“Prestige”).  The initial period of the agreement is through November 2011, with certain automatic extension provisions in the absence of written notice of cancellation by either party.  Under the agreement, we agreed to sell from time-to-time certain trade receivables to Prestige.  At the time of each transfer, Prestige assumes collections efforts and will earn increasing discounts on the sales price on the following scale: 2.25% if collected within 30 days, 3.25% if collected within 45 days, 4.25% if collected within 60 days, 5.25% if collected within 60 days, with an incremental 2% for each 15 day period thereafter until collected.  Prestige maintains recourse to the Company for any accounts that are ultimately uncollectible for any reason other than customer insolvency.  We will receive 75% of the sales price of approved receivables in advance, with the remaining 25% remitted to the Company at the time the receivables are collected by Prestige, net of any discounts and other amounts owed by the Company to Prestige.  Under the terms of the agreement, net amounts due to Prestige cannot exceed $2 million at any time and are secured by certain of our assets.  At June 30, 2011, there were no advances due to Prestige.  We believe that this arrangement helps to reduce the amount of capital tied up in uncollected receivables and allows these funds to be utilized for other operating purposes.

In June 2011, we issued 2,350,000 shares of Series C Convertible Preferred Stock (“Series C Stock”), warrant to purchase 2,000,000 shares of our common stock (“Series C warrant”) and a six month option to acquire 250,000 additional shares of Series C Stock (“Series C Option”) in exchange for $2,350,000. We incurred expenses of $250,000 related to the offering, resulting in net proceeds of $2,100,000.

We also have contracted backlog in the amount of approximately $13 million in North America, as of June 30, 2011, consisting of non-cancellable signed contracts for projects that we expect to complete within the next 12 months.  In addition, we have approximately 1MW of projects in Spain that we continue to evaluate as the Spanish government adjusts it solar incentives that has an effect on the value of the 1MW, and therefore we are excluding from our current backlog until the incentives are finalized.  We have a signed supply agreement with a Danish company estimated to produce 3 to 4 million euro in revenue per year. In addition to backlog, we have a letter of intent with investors for the construction of up to 20MW in Bulgaria, of which 5 MW are under contract and that we will start executing in the 3rd quarter of 2011. In our Italian operations, we have backlog of approximately $4 million as of June 30, 2011, consisting of non-cancellable signed contracts for projects expected to be completed within the next 12 months.

Thus, we believe that our current cash and cash equivalents, cash flow from operations, our factoring arrangement, and our lines of credit are sufficient to continue operations for at least the next 12 months. However, we anticipate that we will need to obtain additional debt and/or equity financing in order to achieve our growth objectives and revenue targets. We may seek to raise such proceeds through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or loans, issuance of common stock, or a combination of the foregoing.  We cannot provide any assurances that we will be able to secure the additional cash or working capital we will require to achieve our growth objectives and revenue targets.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Borrowings

Premier Power Spain has two unsecured loans totaling €0.5 million (€0.3 million and €0.2 million) and a short term line of credit for another €0.1 million (maximum borrowing allowed is €0.2 million) as of June 30, 2011. Payments on the two loans began in March 2011 and March 2012, respectively. The €0.3 million loan requires monthly principal payments of €5.5 thousand to the maturity date of February 2016, and the €0.2 million loan requires one payment of €0.2 million by March 2012.  The annual interest rates on these notes range from 6.94% to 7.3%.

At June 30, 2011, the outstanding balance on these loans was $1.0 million. The short term line bears interest at EURIBOR plus 3.25%, or 4.85% at June 30, 2011.At June 30, 2011, we had a factoring agreement with Prestige for up to $2 million of advances against eligible receivables.  There were no advances due to Prestige at June 30, 2011.

Additionally, there were three loans made to the Company by our founders in the total amount of $0.2 million.  These loans bear interest at 6% per annum and are payable on demand from Lender.

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

The following table summarizes our contractual obligations as of June 30, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Contractual Obligations:
Bank Indebtedness	$1,349	$929	$250	$170
Operating Leases	291	108	150	33
	$1,640	$1,037	$400	$203

At times we enter into take or pay agreements with our suppliers.  This provides pricing advantages to the Company in return for supply certainty.  During 2010, we, as part of the purchase of solar modules from a vendor for a project in the Eastern Europe, entered in to a take or pay agreement of which 500 kilowatts of solar modules with a value of approximately $1.0 million has expired.  This agreement was supported by a Letter of Credit.  We currently have no take or pay commitments outstanding and have incurred no losses as a result of these types of agreements.

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

PART II - OTHER INFORMATION

 Item 6.  Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended *

3.2	Bylaws, as amended *

10.1	Preferred Stock Purchase Agreement between the Registrant and Genalta Power Inc., dated June 7, 2011 (1)

10.2	Form of Investor Rights Agreement between the Registrant and Genalta Power Inc. (1)

10.3	Teaming Agreement between the Registrant and Renew Energy, Inc., dated June 10, 2011 (2)

31.1	Section 302 Certification by the Corporation’s Principal Executive Officer *

31.2	Section 302 Certification by the Corporation’s Principal Financial and Accounting Officer *

32.1	Section 906 Certification by the Corporation’s Principal Executive Officer *

32.2	Section 906 Certification by the Corporation’s Principal Financial and Accounting Officer *

*	Filed herewith.
(1)	Filed on June 10, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(2)	Filed on June 16, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER POWER RENEWABLE ENERGY, INC.
(Registrant)

Date: August 15, 2011	By:	/s/ Dean R. Marks
Dean R. Marks
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Frank J. Sansone
Frank J. Sansone
Chief Financial Officer
(Principal Financial & Accounting Officer)