Form 10-Q/A
period 2011-06-30
Premier Power Renewable Energy, Inc.
filed 2011-08-24
CIK 1388686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as filed with the Securities and Exchange Commission on August 15, 2011, is to furnish the interactive data files in accordance with Rule 405 of Regulation S–T and file Exhibit 3.2, which was mistakenly not included with the original Form 10-Q filing.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

Item 6.  Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended (3)
3.2	Bylaws, as amended *
10.1	Preferred Stock Purchase Agreement between the Registrant and Genalta Power Inc., dated June 7, 2011 (1)
10.2	Form of Investor Rights Agreement between the Registrant and Genalta Power Inc. (1)
10.3	Teaming Agreement between the Registrant and Renew Energy, Inc., dated June 10, 2011 (2)
31.1	Section 302 Certification by the Corporation’s Principal Executive Officer (3)
31.2	Section 302 Certification by the Corporation’s Principal Financial and Accounting Officer (3)
32.1	Section 906 Certification by the Corporation’s Principal Executive Officer (3)
32.2	Section 906 Certification by the Corporation’s Principal Financial and Accounting Officer (3)

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q/A shall be deemed “furnished” and not “filed.”
(1)	Filed on June 10, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(2)	Filed on June 16, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.
(3)	Filed on August 15, 2011 as an exhibit to our Quarterly Report on Form 10-Q, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER POWER RENEWABLE ENERGY, INC.
(Registrant)

Date: August 23, 2011	By:	/s/ Dean R. Marks
Dean R. Marks
Chief Executive Officer and President (Principal Executive Officer)

Date: August 23, 2011	By:	/s/ Frank J. Sansone
Frank J. Sansone
Chief Financial Officer (Principal Financial & Accounting Officer)