Form 10-Q
period 2011-09-30
Premier Power Renewable Energy, Inc.
filed 2011-11-14
CIK 1388686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

29,316,209 shares of the issuer’s common stock, $0.0001 par value per share, are issued and outstanding as of November 14, 2011.

PREMIER POWER RENEWABLE ENERGY, INC.
TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2011

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Our financial statements begin on the following page, beginning with page F-1.

PREMIER POWER RENEWABLE ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$4,923	$3,390
Accounts receivable, net of allowance for doubtful accounts of $ 414 and $ 235 at September 30, 2011 and December 31, 2010, respectively	15,491	14,365
Inventory	7,418	15,371
Prepaid expenses and other current assets	1,277	1,486
Costs and estimated earnings in excess of billings on uncompleted contracts	561	1,108
Other receivables	44	226
Deferred tax assets	519	258
Total current assets	30,233	36,204

Property and equipment, net	374	463
Intangible assets, net	759	812
Goodwill	11,650	11,368
Other noncurrent assets	624	-
Total assets	$43,640	$48,847

LIABILITIES, CONTINGENTLY REDEEMABLE PREFERRED STOCK, AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,291	$17,191
Accrued liabilities	3,226	4,279
Billings in excess of costs and estimated earnings on uncompleted contracts	6,108	13,200
Taxes payable	493	527
Customer deposits	154	159
Borrowings, current	724	358
Total current liabilities	29,996	35,714

Borrowings, non-current	326	219
Contingent consideration liability	-	1,472
Other noncurrent liabilities	1,440	-
Total liabilities	31,762	37,405

Commitments and contingencies (Notes 7 and 8)

Contingently redeemable preferred stock:
Series C convertible preferred stock, contingently redeemable at $2,350,000, par value $.0001 per share: 2,350,000 shares designated; 20,000,000 shares of preferred stock authorized; 2,350,000 and 0 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	1,797	-

Shareholders' equity:
Series A convertible preferred stock, par value $.0001 per share: 5,000,000 shares designated; 20,000,000 shares of preferred stock authorized; 3,500,000 shares issued and outstanding at September 30, 2011 and December 31, 2010	-	-
Series B convertible preferred stock, par value $.0001 per share: 2,800,000 shares designated; 20,000,000 shares of preferred stock authorized; 2,800,000 shares issued and outstanding at September 30, 2011 and December 31, 2010	-	-
Common stock, par value $.0001 per share; 60,000,000 shares authorized; 29,290,876 and 29,099,750 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	3	3
Additional paid-in-capital	23,355	18,906
Accumulated deficit	(12,306)	(6,101)
Accumulated other comprehensive loss	(971)	(1,366)
Total shareholders' equity	10,081	11,442
Total liabilities, contingently redeemable preferred stock, and shareholders' equity	$43,640	$48,847

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$15,285	$28,289	$54,646	$40,714
Cost of revenues	(13,895)	(26,770)	(52,289)	(38,715)
Gross margin	1,390	1,519	2,357	1,999

Operating expenses:
Selling and marketing	761	1,436	3,001	2,948
General and administrative	958	1,666	4,482	4,847
Total operating expenses	1,719	3,102	7,483	7,795

Operating loss	(329)	(1,583)	(5,126)	(5,796)

Other income (expense):
Interest expense	(17)	(38)	(98)	(113)
Other income (expense)	79	21	178	(43)
Change in fair value of contingent consideration liability	-	48	(92)	5,824
Loss on extinguishment of contingent consideration liability	-	-	(952)	-
Interest income	33	-	34	6
Total other income (expense), net	95	31	(930)	5,674

Loss before income taxes	(234)	(1,552)	(6,056)	(122)

Income tax benefit (provision)	(230)	364	(53)	(1,145)

Net loss	(464)	(1,188)	(6,109)	(1,267)

Less: Deemed dividend related to beneficial conversion feature on issuance of Series C Preferred Stock	-	-	(96)	-

Loss attributable to common shareholders	$(464)	$(1,188)	$(6,205)	$(1,267)

Loss Per Share:

Basic	$(0.02)	$(0.04)	$(0.22)	$(0.05)
Diluted	$(0.02)	$(0.04)	$(0.22)	$(0.05)

Weighted Average Shares Outstanding:

Basic	28,940	26,602	28,317	26,588
Diluted	28,940	26,602	28,317	26,588

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(6,109)	$(1,267)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation	1,327	713
Shares issued in exchange for third party services	84	-
Depreciation and amortization	202	269
Change in fair value of contingent consideration liability	92	(5,824)
Loss on extinguishment of contingent consideration liability	952	-
Deferred taxes	(256)	1,100
Share registration costs for terminated offering	-	251
Changes in operating assets and liabilities:
Accounts receivable	(803)	(11,800)
Inventory	8,042	(1,508)
Prepaid expenses and other current assets	384	(2,445)
Costs and estimated earnings in excess of billings on uncompleted contracts	567	4,348
Other receivables	194	(450)
Other noncurrent assets	(646)	-
Accounts payable	1,980	12,002
Accrued liabilities	(1,081)	362
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,101)	4,003
Taxes payable	(133)	(201)
Customer deposits	(10)	1,003
Other noncurrent liabilties	1,463	-
Net cash (used in) provided by operating activities	(852)	556

Cash flows from investing activities:
Acquisition of property and equipment	(53)	(72)
Net cash paid for Rupinvest acquisition	-	(3)
Net cash used in investing activities	(53)	(75)

Cash flows from financing activities:
Principal payments on borrowings	(846)	(239)
Proceeds from borrowings	1,152	166
Repayments on borrowings under line of credit	-	(1,346)
Proceeds from issuance of preferred stock and warrants, net of costs	2,122	-
Cost related to share registration	-	(251)
Net cash provided (used in) by financing activities	2,428	(1,670)
Effect of foreign currency	10	(11)
Increase (decrease) in cash and cash equivalents	1,533	(1,200)
Cash and cash equivalents at beginning of period	3,390	3,792
Cash and cash equivalents at end of period	$4,923	$2,592

Supplemental cash flow information:
Interest paid	$98	$113
Taxes paid	$662	$262
Noncash investing and financing activities:
Reclassification of contingent consideration liability to equity	$2,516
Financing of prepaid insurance premiums through short term notes payable	$163
Deemed dividend related to beneficial conversion feature on issuance of Series C Preferred Stock	$96
Extinguishment of liability through issuance of common stock	$102

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2011
(in thousands)
(Unaudited)

									Accumulated
			Series A - Preferred		Series B - Preferred		Additional		Other
	Common Stock		Stock		Stock		Paid - In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance at January 1, 2011	29,100	$3	3,500	$-	2,800	$-	$18,906	$(6,101)	$(1,366)	$11,442

Net loss								(6,109)		(6,109)
Foreign currency translation adjustment									395	395
Comprehensive loss										(5,714)
Issuance of common stock for services provided	165	-					84			84
Issuance of common stock for extinguishment of liability	200	-					102			102
Issuance of common stock warrants	-	-					304			304
Deemed dividend related to beneficial conversion feature on issuance of Series C Preferred Stock	-	-					96	(96)		-
Extinguishment of contingent consideration liability	(453)	-					2,536			2,536
Share-based compensation	279	-					1,327			1,327

Balance at September 30, 2011	29,291	$3	3,500	$-	2,800	$-	$23,355	$(12,306)	$(971)	$10,081

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States (“GAAP”) for interim financial information.  They should be read in conjunction with the consolidated financial statements and related notes to the Company’s consolidated financial statements for the years ended December 31, 2010 and 2009 appearing in the Company’s Form 10-K for the fiscal year ended December 31, 2010 that is filed with the Securities and Exchange Commission.  The September 30, 2011 and 2010 unaudited interim consolidated financial statements on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies.  Certain information and note disclosures normally included in the annual financial statements on Form 10-K have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading.  In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

The consolidated financial statements include the accounts of the Parent and its subsidiaries.  Intercompany balances, transactions, and cash flows are eliminated on consolidation.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates include the allowance for doubtful accounts, warranty reserves, revenue recognition, the estimated useful life of property and equipment, the valuation of contingent consideration related to business combinations, evaluation of goodwill impairment, and derivative instruments, and income taxes. Actual results could differ from those estimates.

Concentrations and Credit Risk –Three customers accounted for 19%, 12%, and 11%, respectively, of the Company’s revenues for the three months ended September 30, 2011.  Three customers accounted for 31%, 15%, and 11%, respectively, of the Company’s revenues for the three months ended September 30, 2010.  Two customers accounted for 26% and 11%, respectively, of the Company’s revenues for the nine months ended September 30, 2011.  Two customers accounted for 22% and 10%, respectively, of the Company’s revenues for the nine months ended September 30, 2011.   Accounts receivable primarily consist of trade receivables and amounts due from state agencies and utilities for rebates on solar systems installed.  At September 30, 2011, the Company had two customers that accounted for 35% and 10% of the Company’s accounts receivable.  At December 31, 2010, the Company had one customer that accounted for 32% of the Company’s accounts receivable.  The Company monitors account balances and follows up with accounts that are past due as defined in the terms of the contract with the customer. The Company maintains an allowance for doubtful accounts receivable based on the expected collectability of its accounts receivable. The allowance for doubtful accounts is based on assessments of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, the allowance for doubtful accounts is increased.  The allowance for doubtful accounts was $0.4 million and $0.2 million as of September 30, 2011 and December 31, 2010, respectively. The change of $0.2 million in allowance for doubtful accounts was due to an increase in estimated reserves resulting in $0.2 million of bad debt expense for the nine months ended September 30, 2011.

The Company purchases its solar modules from a limited number of suppliers but believes that in the event it is unable to purchase solar panels from these suppliers that alternative sources of solar modules will be available.

Goodwill and Other Intangible Assets – The Company does not amortize goodwill, but rather tests goodwill for impairment at least annually.  We determine the fair value using a weighted market and income approach.  Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows.  Under the market approach, we calculate the fair value of the reporting unit using selected comparable companies’ revenue multiples and apply an average of such companies’ multiples to the reporting unit’s revenue.  If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired.  If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill.  If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred, and we recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income.  The Company performed its annual impairment analysis as of September 30, 2011.  No impairment charge was recorded as a result of either of these tests.

Product Warranties – The Company warrants its projects for labor and materials associated with its installations.  The Company’s warranty is ten years in California and generally five to ten years elsewhere in the U.S. depending upon each state’s specific requirements.  Premier Power Italy provides a ten year warranty covering the labor and materials associated with its installations.  Premier Power Spain provides a one year warranty for all contracts signed after December 31, 2006.  Since the Company does not have sufficient historical data to estimate its exposure, we have looked to our historical data and the historical data reported by a peer company solar system installer.  Solar panels and inverters are warranted by the manufacturer for 25 years and 10 years, respectively.  Activity in the Company’s accrued warranty reserve for the three and nine months ended September 30, 2011 and 2010 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Beginning accrued warranty balance	$643	$351	$577	$359

Accruals related to warranties issued during period	-	55	103	80

Reduction for labor payments and claims made under the warranty	(15)	(10)	(52)	(43)

Ending accrued warranty balance	$628	$396	$628	$396

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

Foreign Currency – The functional currency of Premier Power Italy, Premier Power Development, and Premier Power Spain is the Euro. Their assets and liabilities are translated at period-end exchange rates, including goodwill, except for certain non-monetary balances, which are translated at historical rates. All income and expense amounts of Premier Power Italy, Premier Power Development and Premier Power Spain are translated at average exchange rates for the respective period. Translation gains and losses are not included in determining net income (loss) but are accumulated in a separate component of shareholders’ equity. Foreign currency transaction gains and losses are included in the determination of net income (loss) in the period in which they occur.  For the three and nine months ended September 30, 2011, the foreign currency transaction gain (loss) was $0.2 million and $0.1 million, respectively.  For the three and nine months ended September 30, 2010, the foreign currency transaction loss was $(0.01) million and $(0.04) million, respectively. Foreign Currency transaction gain (loss) is recorded as other income (expense).

Income Taxes – The Company does not expect there to be any material changes to the assessment of uncertain tax positions over the next twelve months.  The Company is subject to routine corporate income tax audits in the United States and foreign jurisdictions.  The statute of limitations for the Company’s 2008, 2009 and 2010 tax years remains open for U.S. purposes.  Most foreign jurisdictions have statute of limitations that range from three to six years.   For the three and nine months ended September 30, 2011, the income tax provision of $0.2 million and $0.1 million, respectively, relates to the Company’s foreign operations.  The Company has provided a full valuation allowance against the net deferred tax assets relating to its U.S. operations. The valuation allowance was originally recorded during the nine months ended September 30, 2010, which is the primary reason for the tax provision of $1.1 million for that period.

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

In July 2009, the FASB issued Accounting Standards Update No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28) which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 if it is more likely than not that a goodwill impairment exists, based on whether there are any adverse qualitative factors indicating a possible impairment.  Any resulting goodwill impairment after Step 2 is performed should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption.  Any goodwill impairments occurring after the initial adoption should be included in earnings as required by ASC 350-25-35.  For public entities, this ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2010.  Early adoption is not permitted.  There was no material effect on the Company’s results of operations, cash flows or financial position from the adoption of this ASU.

In June 2011, the FASB issued Accounting Standards Update No. 2011-11, Presentation of Comprehensive Income (Topic 220) (ASU 2011-05), which changes how other comprehensive income (OCI) is presented.  Companies will have the option to present OCI in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company is assessing the impact of this ASU on its financial statements.

3. EARNINGS PER SHARE

Earnings per share is computed in accordance with the provisions of FASB ASC Topic 260. Basic net (loss) income per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company’s outstanding convertible preferred shares using the “if converted” method and dilutive potential common shares. Potentially dilutive securities include convertible preferred stock, employee stock options, stock warrants, restricted shares, and until March 31, 2011, contingently issuable shares for the purchase of Rupinvest.  Potentially dilutive common shares from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)		(in thousands, except per share data)

Net loss attributable to Premier Power Renewable Energy, Inc.	$(464)	$(1,188)	$(6,109)	$(1,267)
Less: Deemed dividend related to beneficial conversion feature on Series C Preferred Stock	-	-	(96)	-
Net loss available to common shareholders	$(464)	$(1,188)	$(6,205)	$(1,267)

Loss Per Share:
Basic	$(0.02)	$(0.04)	$(0.22)	$(0.05)
Diluted	$(0.02)	$(0.04)	$(0.22)	$(0.05)

Weighted Average Shares Outstanding:
Basic	28,940	26,602	28,317	26,588
Diluted	28,940	26,602	28,317	26,588

For the three and nine months ended September 30, 2011, there were issued and outstanding stock options exercisable for an aggregate 2,245,865 and 185,000 shares of common stock, respectively, and stock warrants exercisable for an aggregate 2,000,000 and 0 shares of common stock, respectively, that were anti-dilutive as their weighted average exercise price exceeded the average market price of the Company’s common stock.  For the three and nine months ended September 30, 2010, there were issued and outstanding stock options exercisable for an aggregate 2,333,600 and 1,972,705 shares of common stock, respectively, and stock warrants exercisable for an aggregate 0 and 0 shares of common stock, respectively, that were anti-dilutive as their weighted average exercise price exceeded the average market price of the Company’s common stock.  For the three and nine months ended September 30, 2011 and the nine months ended September 30, 2010, there were additional 8,650,000 and 6,300,000 securities, respectively, that were anti-dilutive due to the Company’s reported net loss. The Company has determined its Series C Preferred Stock (see Note 10) constitute a participating security under ASC260.  However, the Series C Preferred Stock shareholder has no obligation to share in the Company's losses, the Company has determined that the use of the two class method for the three and nine month periods ended September 30, 2011 is not appropriate.

 4. GOODWILL

The change in the carrying amount of goodwill for the nine months ended September 30, 2011 and 2010 was as follows:

	For the Nine Months Ended
	September 30,
	2011	2010
	(in thousands)
Beginning balance	$11,368	$12,254
Changes due to foreign currency fluctuations	282	(591)
Ending balance	$11,650	$11,663

The carrying amount of goodwill by reportable segment was as follows:

	September 30,	December 31,
	2011	2010
	(in thousands)
Other European	$483	$483
Italy	11,167	10,885
	$11,650	$11,368

5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2011	2010
	(in thousands)
Payroll	$481	$1,459
Warranty reserve	628	577
Sales and local taxes	261	1,511
Accrued subcontractor's costs	1,543	407
Other operational accruals	313	325
	$3,226	$4,279

6. FINANCINGS

Notes Payable

Notes payable were $1.1 million and $0.6 million at September 30, 2011 and December 31, 2010, respectively.   We have $0.1 million in short term unsecured notes associated with various insurance policies.  Additionally, there were three loans made to the Company by its founders in the total amount of $0.2 million.  These loans bear interest at 6% per annum and are payable on demand from the lender.  Premier Power Spain has two unsecured loans totaling €0.5 million (€0.3 million and €0.2 million) and a short term line of credit for another €0.1 million (maximum borrowing allowed is €0.2 million) as of September 30, 2011.  Payments on the two loans began in March 2011 and March 2012, respectively. The €0.3 million loan requires monthly principal payments of €5.5 thousand to the maturity date of February 2016 and the €0.2 million loan requires one payment of €0.2 million by March 2012.  The annual interest rates on these notes range from 6.94% to 7.3%.   At September 30, 2011, the outstanding balance on the Premier Power Spain loans was $0.8 million.  The short term line bears interest at EURIBOR plus 3.25%, or 4.85% at September 30, 2011.

Factoring Arrangement

In November 2010, the Company entered into a factoring agreement with Prestige Capital Corporation (“Prestige”).  The initial period of the agreement is through November 2011, with certain automatic extension provisions in the absence of written notice of cancellation by either party.  Under the agreement, the Company agreed to sell certain trade receivables to Prestige.  At the time of each transfer of approved receivables, Prestige assumes collections efforts and will earn increasing discounts on the sales price on the following scale:  2.25% if collected within 30 days, 3.25% if collected within 45 days, 4.25% if collected within 60 days, 5.25% if collected within 60 days, with an incremental 2% for each 15 day period thereafter until collected.  Prestige maintains recourse to the Company for any accounts that are ultimately uncollectible for any reason other than customer insolvency.  The Company receives 75% of the sales price of approved receivables in advance, with the remaining 25% remitted to the Company at the time the receivables are collected by Prestige, net of any discounts and other amounts owed by the Company to Prestige.  Due to the recourse provisions, the Company does not remove factored receivables from its books at the time of transfer and instead records advances received as a factoring liability.  Under the terms of the agreement, net amounts due to Prestige cannot exceed $2 million at any time and are secured by certain assets of the Company.  At September 30, 2011 and December 31, 2010, there were no advances due to Prestige.  There were no discounts paid to Prestige under this agreement during the period ended September 30, 2011.

The future principal payments on all outstanding borrowings as of September 30, 2011 are as follows (in thousands):

Through
September 30,	Amount
2012	$724
2013	103
2014	95
2015	91
2016	37
$1,050

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

At December 31, 2010, the Company estimated the fair value of the contingent consideration liability at $1.5 million, assuming 1,362,100 shares of its common stock would be issued, a share price of $1.00 and an adjustment for counterparty performance risk.  The Company has estimated that the amount of shares earned by the seller was approximately 460,000 and 502,100 for each of the periods ended December 31, 2010 and 2009, respectively, but no such shares had yet been distributed.   The change in fair value of the contingent liability of $0.1 million loss and a $5.8 million gain was recorded to other income for the nine months periods ended September 30, 2011 and 2010, respectively. The change in fair value of the contingent liability of $0.0 million loss and $0.1 million gain was recorded to other income for the three months ended September 30, 2011 and 2010, respectively. The changes in fair value were primarily due to a change in the estimated shares to be issued and the reduction in the Company’s stock price.

On March 31, 2011, the Company and Esdras amended the share exchange agreement removing the contingency and agreeing to distribute 2,547,126 shares of common stock in full satisfaction of the obligation.  Each share is fully earned and owned by Esdras, as of March 31, 2011 however the shares have limited trading restrictions which include obtaining written authorization from Company.  Written authorization will occur provided if either of the following occur; a) certain Premier shareholders sell an equivalent amount of shares from their personal holdings or b) the date of April 30, 2015.  In addition, the employment contracts of certain Premier Power Italy executives will be extended with no changes in any term of employment.  As a result, the contingent consideration liability was revalued to the amended share amount as of March 31, 2011 and extinguished, resulting in an increase in additional paid in capital of $2,536,000 and a loss on extinguishment of $952,000.  A summary of the changes in the contingent consideration liability balance are as follows:

Contingent
Consideration
Liability
(in thousands)
Balance at December 31, 2010	$1,472
Loss on fair value	92
Extinguishment of contingent consideration liability	(1,564)
Balance at September 30, 2011	$-

8. COMMITMENTS AND CONTINGENCIES

Premier Power Spain is party to a month to month lease with thirty days’ notice for operating facilities in Pamplona, Spain.  Premier Power Italy is party to a non-cancelable renewable lease for operating facilities in Campobasso, Italy, which expires in 2015.  During the three months ended September 30, 2011, we exited our lease for offices in Anaheim, California and no loss on termination accurred.  These leases provide for annual rent increases tied to the Consumer Price Index or equivalent indices in Spain and Italy. The leases require the following future payments as of September 30, 2011, subject to annual adjustment, if any (in thousands):

Through
September 30,	Amount
2012	$102
2013	93
2014	34
2015	24
$253

At times we enter into take or pay agreements with our suppliers.  This provides pricing advantages to the Company in return for supply certainty.  During 2010, the Company, as part of the purchase of solar modules from a vendor for distribution in the Czech Republic, entered into a take or pay agreement of which 500 kilowatts of solar modules with a value of approximately $1.0 million which expired during 2010.  This agreement was supported by a Letter of Credit.  As of September 30, 2011, there were no take or pay commitments outstanding and we have incurred no losses as a result of these types of agreements.

In September 2011, a solar panel manufacturer that the Company utilized for certain of the Company's solar facility installation projects declared bankruptcy.  On certain of these projects, the Company’s customers were not satisfied with the performance of the solar panels and did not pay the Company for all amounts due.  Prior to September 2011, the Company and this manufacturer had entered into an arrangement under which unpaid amounts due the Company from such customers would be paid by the manufacturer or netted against amounts due by the Company.  At September 30, 2011, the Company was due $0.6 million related to such projects and owed $1.4 million for solar panels provided to it.  As a result of the bankruptcy filing by the manufacturer, the Company recorded such amounts as long term assets and liabilities.  The Company believes that its agreement will be honored by the bankruptcy trustee of the solar panel manufacturer.   However, such an agreement may be challenged by the bankruptcy trustee or others and such challenges could result in the loss of all or a portion of the payments due the Company, while the Company could be obligated to pay amounts due in full.  Based on its assessment of the performance of the panels, and its agreement with the manufacturer, the Company ultimately believes that it will not suffer a loss upon the resolution of the bankruptcy.  At September 30, 2011, the Company has not recorded an allowance for any of the amounts due it from this manufacturer.

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

9. SHARE-BASED COMPENSATION AND VALUATION OF STOCK OPTIONS AND RESTRICTED STOCK-BASED AWARDS

The following table sets forth a summary stock option activity for the nine months ended September 30, 2011:

		Weighted-	Weighted-
	Number of	Average Fair	Average
	Shares	Value	Exercise Price	Vested
Outstanding at January 1, 2011	2,517,229	$2.32	$3.75	488,092
Granted during the period	2,731,729	$1.92	$0.75
Forfeited/cancelled during the period	(2,835,229)	$1.90	$2.46
Outstanding at September 30, 2011	2,413,729	$2.06	$0.75	577,125

Share-based compensation expense relating to these shares is being recognized over a weighted-average period of 4.2 years.  The Company recognized share-based compensation expense related to these shares of approximately $0.3 million and $0.2 million during the three months ended September 30, 2011 and 2010, respectively.  The Company recognized share-based compensation expense related to these shares of approximately $1.3 million and $0.7 million during the nine months ended September 30, 2011 and 2010, respectively.

At September 30, 2011, there was $2.3 million of total unrecognized share-based compensation cost related to non-vested stock options.  The Company expects to recognize that cost over a weighted average period of 2.6 years.

On May 12, 2011, the Board of Directors approved the repricing of all outstanding common stock options to the Company’s common stock closing price on May 12, 2011.  Therefore, the Company repriced options for 2,286,229 shares of common stock to $0.75 per share.  There were no other changes to the outstanding stock option grant agreements. The repricing resulted in $0.4 million of incremental share-based compensation, of which $0.1 million related to fully vested shares and was expensed at the time of repricing.

The following tables summarize the total share-based compensation expense the Company recorded for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months Ended September 30,
	2011	2010
	(in thousands)
Cost of revenues	$129	$40
Selling and marketing	66	76
General and administrative	99	113
Total share-based compensation expense	$294	$229

Stock options awards to employees	$214	$175
Restricted stock grants	80	54
Total share-based compensation expense	$294	$229

	For the Nine Months Ended September 30,
	2011	2010
	(in thousands)
Cost of revenues	$229	$163
Selling and marketing	545	277
General and administrative	553	273
Total share-based compensation expense	$1,327	$713

Stock options awards to employees	$896	$563
Restricted stock grants	431	150
Total share-based compensation expense	$1,327	$713

Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Options	Exercise Price	Term (in years)	Intrinsic Value
Options expected to vest	350,472	$0.75	8.00	$-

The fair value of original stock option grants during the nine months ended September 30, 2011 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected volatility	92.76%
Expected dividends	0.00%
Expected term	4.21 years
Risk-free interest rate	1.43%
Weighted-average fair value per share	$1.92

Restricted Stock Awards

A summary of restricted stock awards activity during the nine months ended September 30, 2011 is as follows:

		Weighted Average
	Number of Shares	Fair Price
Outstanding at January 1, 2011	183,000	$2.80
Granted	602,000	$0.93
Vested and issued	(279,000)	$1.48
Forfeited	(53,000)	$1.02
Outstanding at September 30, 2011	453,000	$1.34

In the nine months ended September 30, 2011 and 2010, the Company issued 279,000 and 49,500 shares of its common stock, respectively, in connection with vested restricted stock awards.  In the nine months ended September 30, 2011 and 2010, the Company issued 217,000 and 0 shares, respectively, of its common stock as share based compensation with immediate vesting.

ASC Topic 718 requires the cash flows as a result of the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. There are no excess tax benefits for the nine months ended September 30, 2011 and 2010, and therefore, there is no impact on the accompanying consolidated statements of cash flows.

 10. EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”). The Preferred Stock may be issued from time to time in series having such designated preferences and rights, qualifications and to such limitations as the Board of Directors may determine.

The Company has designated 5,000,000 shares of Preferred Stock as Series A Convertible Preferred Stock (“Series A Stock”). The holders of Series A Stock have no voting rights except with regards to certain corporate events, enjoys a $2.40 liquidation preference per share, subject to adjustment, over holders of common stock, and may convert each share of Series A Stock into one share of common stock at any time. Series A stock converts automatically upon the occurrence of an offering meeting certain criteria. Holders of the Series A Stock have certain redemption rights. The Company has determined that the events triggering such rights are either in control of the Company or in the case of such events where the Company is not deemed to exercise control; the redemption right is limited to the ability to convert into shares of the Company’s common stock. As of September 30, 2011 and December 31, 2010, there were 3,500,000 shares of Series A Stock outstanding.

The Company has designated 2,800,000 shares of Preferred Stock as Series B Convertible Preferred Stock (“Series B Stock”). The holders of Series B Stock have no voting rights except with regards to certain corporate events and may convert each share of Series B Stock into one share of common stock at any time. Series B stock converts automatically upon the occurrence of an offering meeting certain criteria. Holders of the Series B Stock have certain redemption rights. The Company has determined that the events triggering such rights are either in control of the Company or in the case of such events where the Company is not deemed to exercise control; the redemption right is limited to the ability to convert into shares of the Company’s common stock. As of September 30, 2011 and December 31, 2010, there were 2,800,000 Series B Stock outstanding, respectively.

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

In the event of a change in control of the Company, the Company and the holder of the Series C Stock have call and put rights, respectively.  The Company’s call right is subject to the payment of a call premium which is the greater of $.10 per share or 20% per annum.  As of September 30, 2011 and December 31, 2010, there were 2,350,000 and 0 shares of Series C Stock outstanding, respectively.

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

Based on the Series C Stock allocated proceeds of $1.8 million, assumed 3,055,000 shares of common stock issuable upon conversion and a market price of $0.69 at the time the Series C Stock was issued, the Company determined that a beneficial conversion feature of $0.1 million existed as defined in ASC 470-20 (Emerging Issue Task Force (“EITF”) Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments).  The Company calculated a beneficial conversion feature for the Series C Stock of $0.1 million, which equals the amount by which the estimated fair value of the common stock issuable upon conversion of the issued Series C Stock exceeded the allocated proceeds from such issuances. The beneficial conversion feature was recorded as an increase in additional paid in capital and is currently recognized as a deemed dividend because the Series C Stock could be converted into common stock currently.

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

The table below sets forth, the Company’s Level 3 financial assets and liabilities that are accounted for at fair value as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011			December 31, 2010
	(in thousands)			(in thousands)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Liabilities: Contingent consideration	$-	$-	$-	$-	$-	$1,472

12. SEGMENT INFORMATION

The Company has adopted Segment Reporting (ASC 280) requiring segmentation based on the Company’s internal organization, reporting of revenue and other performance measures.  Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.  The Company’s chief operating decision maker is the Chief Executive Officer.  The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility.  There are three operating segments, as summarized below:

●
North America – consists of (i) commercial ground mount or rooftop solar energy projects generally ranging from 100kWh to 20MW provided to corporate, municipal, agricultural, and utility customers in the United States and Canada and (ii) residential that consists mainly of rooftop solar installations generally ranging from 5kWh to 40KWh provided to residential customers primarily in California.  In 2011, the Company determined that it would reduce its residential activities in this segment.  The Company does not distinguish the cashflows and operating results of its residential activities from the North America segment as a whole and the North America segment is managed as a single operating unit.

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

During the three months ended September 30, 2010, the Company renamed the segments previously known as Spain and United States to Other European and North America, respectively, to reflect an increased level of sales outside of these specific countries.  Prior to 2010, these segments’ activities were almost exclusively conducted within Spain and United States, respectively.

Currently, the Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments.  Therefore, segment information reported includes only revenues, cost of revenues, and gross margin.  The following tables present the operations by each operating segment:

	For the Three Months Ended September 30, 2011
			Other
	North America	Italy	European	Total
	(in thousands)
Revenues	$3,035	$7,965	$4,284	$15,284
Cost of revenues	(3,009)	(6,995)	(3,891)	(13,895)
Gross margin	$26	$970	$393	1,389
Total operating expenses				(1,720)
Operating loss				$(331)

	For the Three Months Ended September 30, 2010
			Other
	North America	Italy	European	Total
	(in thousands)
Revenues	$4,223	$3,061	$21,005	$28,289
Cost of revenues	(3,944)	(2,394)	(20,432)	(26,770)
Gross margin	$279	$667	$573	1,519
Total operating expenses				(3,102)
Operating loss				$(1,583)

	For the Nine Months Ended September 30, 2011
	North America	Italy	Other European	Total
	(in thousands)
Revenues	$20,307	$21,313	$13,026	$54,646
Cost of revenues	(21,044)	(19,067)	(12,178)	(52,289)
Gross (loss) margin	$(737)	$2,246	$848	2,357
Total operating expenses				(7,483)
Operating loss				$(5,126)

	For the Nine Months Ended September 30, 2010
	North America	Italy	Other European	Total
	(in thousands)
Revenues	$6,206	$7,368	$27,140	$40,714
Cost of revenues	(6,291)	(6,366)	(26,058)	(38,715)
Gross (loss) margin	$(85)	$1,002	$1,008	1,999
Total operating expenses				(7,795)
Operating loss				$(5,796)

At September 30, 2011 and December 31, 2010, property and equipment located in North America, net of accumulated depreciation and amortization was approximately $0.2 million and $0.3 million, respectively.  Property and equipment located in foreign countries, net of accumulated depreciation and amortization was approximately $0.2 million and $0.2 million at September 30, 2011 and December 31, 2010, respectively.

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

Overview

We are a developer, designer, and integrator of solar energy solutions.  We develop, market, sell, and maintain solar energy systems for residential, agricultural, commercial, and industrial customers primarily in North America, Europe and Asia.  In addition, we distribute solar modules and invertors to smaller solar developers and integrators.

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

We procure solar components from the solar industry’s leading suppliers and manufacturers that include Sun Tech, Sharp, Jinko and various other Chinese module manufacturers, Power One, Advanced Energy, and SunPower Corporation.  We procure solar components that best fit the respective project and do not have any exclusive supplier relationships.

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

While our significant accounting policies are more fully described in footnote 2 to our consolidated financial statements, we believe that the following accounting policies are critical to aid the reader in fully understanding and evaluating this discussion and analysis:

Basis of Presentation – The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States (“GAAP”), and include the accounts of Premier Power Renewable Energy, Inc. and its subsidiaries.  All intercompany accounts and transactions are eliminated.

Goodwill and Other Intangible Assets – The Company does not amortize goodwill, but rather tests goodwill for impairment at least annually.  We determine the fair value using a weighted market and income approach.  Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows.  Under the market approach, we calculate the fair value of the reporting unit using selected comparable companies’ revenue multiples and apply an average of such companies’ multiples to the reporting unit’s revenue.  If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired.  If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill.  If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred, and we recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income.  The Company performed its annual impairment analysis as of September 30, 2011.  No impairment charge was recorded as a result of either of these tests.

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

Recently Issued Accounting Pronouncements

            In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures (ASU 2010-06) to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. Levels 1, 2, and 3 of fair value measurements are defined in Note 11 of the Notes to the Financial Statements.  The Company has adopted the provisions of this guidance. There was no impact on the Company’s results of operations, cash flows, or financial position resulting from the adoption of this guidance.

            In October 2009, the FASB ratified FASB ASC 605-25 (the EITF’s final consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables”). FASB ASC 605-25 is effective for fiscal years beginning on or after June 15, 2010.  There was no impact on the Company’s results of operations, cash flows, or financial position resulting from the adoption of this guidance.

In July 2009, the FASB issued Accounting Standards Update No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28) which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 if it is more likely than not that a goodwill impairment exists, based on whether there are any adverse qualitative factors indicating a possible impairment.  Any resulting goodwill impairment after Step 2 is performed should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption.  Any goodwill impairments occurring after the initial adoption should be included in earnings as required by ASC 350-25-35.  For public entities, this ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2010.  Early adoption is not permitted.  There was no material effect on the Company’s results of operations, cash flows or financial position from the adoption of this ASU.

In June 2011, the FASB issued Accounting Standards Update No. 2011-11, Presentation of Comprehensive Income (Topic 220) (ASU 2011-05), which changes how other comprehensive income (OCI) is presented.  Companies will have the option to present OCI in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company is assessing the impact of this ASU on its financial statements.

Results of Operations

Comparison of Three Months Ended September 30, 2011 and 2010

Our revenues for the three months ended September 30, 2011 were $15.3 million, a decrease of $13.0 million, or 46%, from the prior year period.  North America revenues were $3.0 million for the three months ended September 30, 2011, a decrease of $1.2 million, or 28% from the prior year period.  Our Italian operations provided $8.0 million of revenues for the three months ended September 30, 2011, an increase of $4.9 million, or 160% from the prior year period.  Other European revenues were $4.3 million for the three months ended September 30, 2011, a decrease of $16.7 million, or 80% from the prior year period.  The decrease in our revenues was primarily the result of reductions in revenue from our Other European segment. In 2010, our revenues from this segment were heavily weighted from distribution sales in the Czech Republic.  In 2011, the Czech Republic solar market has reduced its available incentives, and as a result we have decreased revenue from this market.

We had a net loss for the three months ended September 30, 2011 of $0.5 million, or $(0.02) per share, compared to net loss of $1.2 million, or $(0.04) per share, for the three months ended September 30, 2010.  Our profitability is primarily dependent upon revenue from sales to commercial, governmental, residential, and equity fund customers.  Profitability is also affected by the costs and expenses associated with installation of systems.  Cost of revenues decreased by $12.9 million, or 48%, in the period ended September 30, 2011, compared to the prior fiscal year.  The decrease in cost of revenues directly correlates to the related decrease in revenues, however the increase in overall margin percentages from 5.4% in the prior year to 9.1% in the current year highlights the effects of increased margins from EPC contracts from our Other European segment. In prior quarters, we experienced margin compression as a result of the increase in our distribution business which typically carries lower margins than our traditional EPC revenue.  Operating expenses decreased by $1.4 million, or 45%, for the period ended September 30, 2011 as compared to the same period in the prior year.

Sources of Revenue

	For the Three Months Ended September 30,
(Dollars in thousands)	2011	2010	Change %
Revenues
North America	$3,036	$4,223	-28%
Italy	7,965	3,061	160%
Other European	4,284	21,005	-80%
Total revenues	$15,285	$28,289	-46%

Our revenues include revenue recognized under installation contracts using the percentage of completion method of accounting.  Additionally, we derive revenues from distribution sales to customers throughout Europe.  The decrease in North America was largely due to the timing related to the start of several commercial projects. Most of these projects began construction in late third quarter and will be constructed in the fourth quarter.  We have continued to build a strong project pipeline and backlog in North America, and we have partnered with several power purchase agreement providers and have signed projects from these efforts.  The growth in Italian revenues is largely due to increased distribution and EPC efforts in Italy.  The decrease in Other European revenues was largely the result of the delay of the start of several large Bulgarian EPC projects that did not commence construction until early fourth quarter. In addition, we experienced decreased distribution efforts in the Czech Republic.

Cost of Revenues

	For the Three Months Ended September 30,
(Dollars in thousands)	2011	2010	Change %
Cost of Revenues
North America	$3,009	$3,944	-24%
Italy	6,995	2,394	192%
Other European	3,891	20,432	-81%
Total cost of revenues	$13,895	$26,770	-48%

Share-based compensation included above	$129	$40	223%

Gross Margin Percentage
North America	0.9%	6.6%
Italy	12.2%	21.8%
Other European	9.2%	2.7%
Total	9.1%	5.4%

Cost of revenues include product costs for distribution sales and all direct material and labor costs attributable to a project as well as certain indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs.  The 48% decrease in cost of revenues was primarily the result of decreased recognized revenues.  Cost of revenues for North America decreased $0.9 million, or 24%, for the period ended September 30, 2011 compared to the same period in the prior year.   North America gross margin decreased to 0.9% due to a lower volume of revenues to cover fixed operational costs as partially offset by reduced margins on individual projects due to competition and an increase in the scope and size of our projects (larger projects typically have lower gross margins).  The increase in Italian cost of revenues of $4.6 million, or 192%, correlates to the related increase in Italian revenues.  The gross margin for our Italian operations was 12.2%, down 9.6% from the prior year.  This decrease was largely the result of increased distribution sales in Italy.  In addition, with higher incentives in the prior year we experienced higher margins on our distribution efforts.   Cost of revenues for our Other European operations decreased $16.5 million, or 81%, from the same period in the prior year, which correlates to the decrease in revenues from the Other European segment.  The gross margin for our Other European operations was 9.2%, up 6.5% from the prior year.  The increase is from higher margin EPC contracts. In prior quarters, we experienced margin compression as the result of the increase in our distribution business, which typically carries lower margins than our traditional EPC revenue.

Operating Expenses

	For the Three Months Ended September 30,
(Dollars in thousands)	2011	2010	Change %
Selling and marketing expenses	$761	$1,436	-46.9%
General and administrative expenses	$958	$1,666	-42.5%

As a percent of revenue:
Selling and marketing expenses	5.0%	5.1%
General and administrative expenses	6.3%	5.9%

Share-based compensation included above:
Selling and marketing expenses	$66	$76	-13.2%
General and administrative expenses	$99	$113	-12.4%

Selling and Marketing Expense

Selling and marketing expenses consist primarily of personnel costs and costs related to our sales force and marketing staff.  They also include expenses relating to advertising, brand building, marketing promotions and trade show events, lead generation, share-based compensation, and travel.  Commissions are due and payable when customer payment is received.  Selling and marketing expense for the three months ended September 30, 2011 decreased $0.7 million, or 47% compared to the prior period, as result of reductions in our residential sales and marketing efforts and residential sales personnel headcount. In addition, in 2010 our Italian and Other European segments with higher sales volumes, we experienced increased selling and marketing costs as compared to 2011.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources, and other administrative functions.  They also include professional service fees, bad debt expense, other corporate expenses and related overhead.  General and administrative expenses decreased by $0.7 million, or 43%, for the period ended September 30, 2011 compared to the same period ended September 30, 2010, largely as result of the settlement of several liabilities that resulted in a settlement of approximately $0.1 million less than their carrying value. In addition, in the period ended September 30, 2010, we incurred a one-time expense of $0.3 million related to the write-off of costs related to the termination of a secondary public offering.   Also, in North America we reduced our general and administrative head count by 40% primarily as a result of a reduction in our residential sales efforts.

Other Income and Expenses

Other income and expense consists of interest income, interest expense, transaction foreign currency gains (losses), and other income (expense).  Other income, net of expense, was $0.0 million for the period ended September 30, 2010 and increased by $0.1 million, or 99%, to other income of $0.1 million for the period ended September 30, 2011.

Income Tax Benefit (Provision)

Our effective tax rate (provision) benefit was (98.0%) and 23.5% for the three months ended September 30, 2011, and 2010, respectively.  The effective tax rate in the three months ended September 30, 2011 differed from the federal statutory rate of 34% primarily due to a valuation allowance against net operating loss benefits generated in the U.S. due to uncertainty as to their future utilization.

Comparison of Nine Months Ended September 30, 2011 and 2010

Our revenues for the nine months ended September 30, 2011 were $54.6 million, an increase of $13.9 million, or 34%, from the prior year period.  North America revenues were $20.3 million for the nine months ended September 30, 2011, an increase of $14.1 million, or 227% from the prior year period.  Our Italian operations provided $21.3 million of revenues for the nine months ended September 30, 2011, an increase of $13.9 million, or 189% from the prior year period.  Other European revenues were $13.0 million for the nine months ended September 30, 2011, a decrease of $14.1 million, or 52% from the prior year period.  The increase in our revenues was primarily the result of our continued efforts to expand our global reach through solar farm opportunities and distribution.  In addition, with growth in the North America economy we have seen increases in demand for our services.

We had a net loss for the nine months ended September 30, 2011 of $6.1 million, or $(0.22) per share, compared to net loss of $1.3 million, or $(0.05) per share, for nine months ended September 30, 2010.  Net loss in the period ended September 30, 2010 included a noncash gain of $5.8 million associated with the change in fair value of the contingent consideration liability.  Our profitability is primarily dependent upon revenue from sales to commercial, governmental, residential, and equity fund customers.  Profitability is also affected by the costs and expenses associated with installation of systems.  Cost of revenues increased by $13.6 million, or 35%, in the period ended September 30, 2011, compared to the prior fiscal year.  The increase in cost of revenues directly correlates to the related increase in revenues, however the decrease in overall margin percentages from 4.9% in the prior year to 4.3% in the current year highlights the effects of the competitive overall economic environment, resulting in the reduction in the pricing of solar systems to maintain high margin sales volumes.   Additionally, we have experienced margin compression as the result of lower margin distribution business, which typically carries lower margins than our traditional EPC revenue.  Operating expenses decreased by $0.3 million, or 4%, for the period ended September 30, 2011 as compared to the same period in the prior year, due primarily to the increases in recognized share-based compensation of approximately $0.5 million offset by reductions from a reduction in our residential market sales efforts.

Sources of Revenue

	For the Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	Change %
Revenues
North America	$20,307	$6,206	227%
Italy	21,313	7,368	189%
Other European	13,026	27,140	-52%
Total revenues	$54,646	$40,714	34%

Our revenues include revenue recognized under installation contracts using the percentage of completion method of accounting.  Additionally, we derive revenues from distribution sales to customers throughout Europe.  The increase in North America was largely due to the expansion of our commercial projects offset by the reduction in volume in our residential installations.  The growth in North American commercial projects was driven by the Company executing on several megawatt projects that were signed in 2010 as our customers have shown greater ability to access project finance.  We have continued to build a strong project pipeline and backlog in North America, and we have partnered with several power purchase agreement providers and have signed projects from these efforts.  The growth in Italian revenues is largely due to increased distribution efforts in Italy and the completion of a 2mW solar farm project.  The decrease in Other European revenues was largely the result of the delay of the start of several large Bulgarian EPC projects that did not commence construction until early fourth quarter. In addition, we experienced decreased distribution efforts in the Czech Republic.

Cost of Revenues

	For the Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	Change %
Cost of Revenues
North America	$21,044	$6,291	235%
Italy	19,067	6,366	200%
Other European	12,178	26,058	-53%
Total cost of revenues	$52,289	$38,715	35%

Share-based compensation included above	$229	$163	40%

Gross Margin Percentage
North America	-3.6%	(1.4)%
Italy	10.5%	13.6%
Other European	6.5%	4.0%
Total	4.3%	4.9%

Cost of revenues include project costs for distribution sales and all direct material and labor costs attributable to a project as well as certain indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs.  The 35% increase in cost of revenues was primarily the result of increased recognized revenues across most of our business segments.  Cost of revenues for North America increased $14.8 million, or 235%, for the nine month period ended September 30, 2011 compared to the same period in the prior year.   North America gross margin (loss) increased to (3.6)% due to a higher volume of revenues to cover fixed operational costs.  The increase in Italian cost of revenues of $12.7 million, or 200%, correlates to the increase in Italian revenues.  The gross margin for our Italian operations was 10.5%, down from 13.6% during the same period in the prior year.  This decrease was largely the result of increased lower margin distribution and EPC efforts in Italy and the completion of a 2mW project that was below expected operational gross margins.   Cost of revenues for our Other European operations decreased by $13.9 million, or 53%, from the same period in the prior year, which correlates to the decrease in revenues from the Other European segment.  The gross margin for our Other European operations was 6.5%, up from 4.0% from the prior year as a result of higher margin EPC contract compared to lower margin distribution in the prior period.

Operating Expenses

	For the Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	Change %
Selling and marketing expenses	$3,001	$2,948	1.8%
General and administrative expenses	$4,482	$4,847	-7.5%

As a percent of revenue:
Selling and marketing expenses	5.5%	7.2%
General and administrative expenses	8.2%	11.9%

Share-based compensation included above:
Selling and marketing expenses	$544	$277	96.4%
General and administrative expenses	$553	$273	102.6%

Sales and Marketing Expenses

Selling and marketing expenses consist primarily of personnel costs and costs related to our sales force and marketing staff.  They also include expenses relating to advertising, brand building, marketing promotions and trade show events, lead generation, share-based compensation and travel.  Commissions are due and payable when customer payment is received.  Selling and marketing expense for the nine months ended September 30, 2011 increased $0.1 million, or 2% compared to the prior period, due to an increase of $0.3 million in share-based compensation over the same period in the prior year offset by decreases in our selling and marketing expenditures related to a reduction in sales efforts in the residential market.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources, and other administrative functions.  They also include professional service fees, bad debt expense, other corporate expenses and related overhead.  General and administrative expenses decreased by $0.4 million, or 8%, for the nine month period ended September 30, 2011 compared to the same period ended September 30, 2010, as result of a one-time expense of $0.3 million related to the write-off of costs related to the termination of a secondary public offering.   In addition, in North America, we reduced our general and administrative head count by 40% primarily as a result of a reduction in our residential sales efforts.  This is offset by an increase of $0.3 million in share-based compensation and an increase in bad debt expense associated with the greater allowance for doubtful accounts.

Other Income and Expenses

Other income and expense consists of change in fair value of contingent consideration liability, loss on extinguishment of contingent consideration liability, interest income, interest expense, transaction foreign currency gains (losses), and other income (expense).  Other income, net of expense, was $5.7 million for the period ended September 30, 2010 and decreased by $6.6 million, or 116%, to other expense of $0.9 million for the period ended September 30, 2011.  In the 2010 period, we recognized a gain of $5.8 million on the change in fair value of the contingent consideration.  During the period ended September 30, 2011, we recognized a loss on the change in fair value of the contingent consideration of $0.1 million and a loss on extinguishment of the contingent consideration of $1.0 million.

Income Taxes

Our effective tax rate was 1% and 939% for the nine months ended September 30, 2011 and 2010, respectively.  The effective tax rate in the nine months ended September 30, 2011 differed from the federal statutory rate of 34% primarily due to a valuation allowance against net operating loss benefits generated in the U.S. due to uncertainty as to their future utilization.  The valuation allowance was originally recorded during the nine months ended September 30, 2010 resulting in the increased effective tax rate for that period.

LIQUIDITY

Cash Flows

	For the Nine Months Ended
	September 30,
	2011	2010
	(in thousands)
Net cash (used in) provided by operating activities	$(852)	$556
Net cash used in investing activities	$(53)	$(75)
Net cash provided by (used in) financing activities	$2,428	$(1,670)
Increase (decrease) in cash and cash equivalents	$1,533	$(1,200)

We generate cash from operations primarily from cash collections related to our installation and distribution sales.  Net cash flow used in operating activities was $0.9 million for the nine months ended September 30, 2011, compared with net cash provided by operating activities of $0.6 million for the nine months ended September 30, 2010.  Our largest source of operating cash flows for the nine months ended September 30, 2011, was the reduction of inventories and an increase in accounts payable.  Our primary uses of cash from operating activities are our increase in accounts receivable, accrued liabilities, and decrease in billings in excess of cost and estimated earnings on uncompleted contracts.

The change in cash flows from investing activities was minimal for the nine months ended September 30, 2011 and 2010 with minimal capital asset purchases.

The net change in cash provided by financing activities for the nine months ended September 30, 2011 primarily relates to proceeds from the issuance of Series C convertible preferred stock and a warrant.  The net cash used in financing activities for the nine months ended September 30, 2010 was mainly the result of principal payments on debt and costs related to share registration.

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

The disruption in the credit markets has had a significant adverse impact on a number of financial institutions.  As of September 30, 2011, however, our liquidity and capital investments have not been materially adversely impacted, and we believe that they will not be materially adversely impacted in the near future.  We will continue to closely monitor our liquidity and the credit markets.  Nonetheless, we cannot predict with any certainty the impact to us of any further disruption in the credit environment, as we currently have limited financing options.

 There are no other known events that are expected to have a material impact on our short-term or long-term liquidity.

Capital Resources

As of September 30, 2011, we had $4.9 million of cash and cash equivalents.  We have financed our operations primarily through operating activities and equity financings.  We have three outstanding loans from our founders in the total amount of $0.2 million.  These loans bear interest at 6% per annum and are payable on demand. Premier Power Spain has two unsecured loans totaling €0.5 million (€0.3 million and €0.2 million) and a short term line of credit for another €0.1 million as of September 30, 2011. Payments on the two loans began in March 2011 and March 2012, respectively. The €0.3 million loan requires monthly principal payments of €5.5 thousand to the maturity date of February 2016 and the €0.2 million loan requires one payment of €0.2 million by March 2012.  The annual interest rates on these notes range from 6.94% to 7.3%.  At September 30, 2011, the outstanding balance on the Premier Power Spain loans was $0.8 million. The short term line bears interest at EURIBOR plus 3.25%, or 4.85% at September 30, 2011.

In November 2010, we entered into a factoring agreement with Prestige Capital Corporation (“Prestige”).  The initial period of the agreement is through November 2011, with certain automatic extension provisions in the absence of written notice of cancellation by either party.  Under the agreement, we agreed to sell from time-to-time certain trade receivables to Prestige.  At the time of each transfer, Prestige assumes collections efforts and will earn increasing discounts on the sales price on the following scale: 2.25% if collected within 30 days, 3.25% if collected within 45 days, 4.25% if collected within 60 days, 5.25% if collected within 60 days, with an incremental 2% for each 15 day period thereafter until collected.  Prestige maintains recourse to the Company for any accounts that are ultimately uncollectible for any reason other than customer insolvency.  We will receive 75% of the sales price of approved receivables in advance, with the remaining 25% remitted to the Company at the time the receivables are collected by Prestige, net of any discounts and other amounts owed by the Company to Prestige.  Under the terms of the agreement, net amounts due to Prestige cannot exceed $2 million at any time and are secured by certain of our assets.  At September 30, 2011, there were no advances due to Prestige.  We believe that this arrangement helps to reduce the amount of capital tied up in uncollected receivables and allows these funds to be utilized for other operating purposes.

In June 2011, we issued 2,350,000 shares of Series C Convertible Preferred Stock (“Series C Stock”), a warrant to purchase 2,000,000 shares of our common stock (“Series C Warrant”), and a six month option to acquire 250,000 additional shares of Series C Stock (“Series C Option”) in exchange for $2,350,000. We incurred expenses of $250,000 related to the offering, resulting in net proceeds of $2,100,000.

The Series C Stock shares in any dividends declared to common stock holders.  Additionally, beginning in December 2012, the Series C Stock holders are due a monthly dividend of $0.01667 per share ($.20 per year) if a defined change in control of the Company does not occur prior to June 2012.  At our option, these dividends may be paid in shares of our common stock.  The Series C Stock converts automatically upon the occurrence of a change in control meeting certain criteria. Holders of the Series C Stock have certain redemption rights.

We have contracted backlog in the amount of approximately $10.0 million in North America, $22.4 million in Other European and $4.5 million in Italy as of September 30, 2011, consisting of non-cancellable signed contracts for projects that we expect to complete within the next 12 months.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Borrowings

Premier Power Spain has two unsecured loans totaling €0.5 million (€0.3 million and €0.2 million) and a short term line of credit for another €0.1 million (maximum borrowing allowed is €0.2 million) as of September 30, 2011. Payments on the two loans began in March 2011 and March 2012, respectively. The €0.3 million loan requires monthly principal payments of €5.5 thousand to the maturity date of February 2016, and the €0.2 million loan requires one payment of €0.2 million by March 2012.  The annual interest rates on these notes range from 6.94% to 7.3%.

At September 30, 2011, the outstanding balance on the Premier Power Spain loans were $0.8 million. The short term line bears interest at EURIBOR plus 3.25%, or 4.85% at September 30, 2011.  At September 30, 2011, we had a factoring agreement with Prestige for up to $2 million of advances against eligible receivables.  There were no advances due to Prestige at September 30, 2011.

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

The following table summarizes our contractual obligations (principal and interest) as of September 30, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Contractual Obligations:
Bank indebtedness	$1,127	$763	$229	$135
Operating leases	253	102	127	24
	$1,380	$865	$356	$159

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

PART II - OTHER INFORMATION

Item 6.  Exhibits.

Exhibit
Number	Description
3.1	Certificate of Incorporation, as amended (1)
3.2	Bylaws, as amended (2)
31.1	Section 302 Certification by the Corporation’s Principal Executive Officer *
31.2	Section 302 Certification by the Corporation’s Principal Financial and Accounting Officer *
32.1	Section 906 Certification by the Corporation’s Principal Executive Officer *
32.2	Section 906 Certification by the Corporation’s Principal Financial and Accounting Officer *
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”
(1)	Filed on August 15, 2011 as an exhibit to our Quarterly Report on Form 10-Q, and incorporated herein by reference.
(2)	Filed on August 24, 2011 as an exhibit to Amendment No. 1 to our Quarterly Report on Form 10-Q/A, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER POWER RENEWABLE ENERGY, INC.
(Registrant)

Date: November 14, 2011	By:	/s/ Dean R. Marks
Dean R. Marks
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Frank J. Sansone
Frank J. Sansone
Chief Financial Officer
(Principal Financial & Accounting Officer)