Form 10-K
period 2011-12-31
Premier Power Renewable Energy, Inc.
filed 2012-04-04
CIK 1388686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $7,335,171 as of June 30, 2011, based upon 10,630,683 shares at $0.69 per share as reported on the OTC Bulletin Board.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date: 29,350,209 shares of common stock as of March 23, 2012.

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

PART I

Item 1.  Business.

Overview

We are a developer, designer, and integrator of ground mount and rooftop solar energy solutions for commercial, industrial, residential and equity fund customers in North America and Europe. We also distribute solar modules and inverters in our markets, primarily in Europe. We provide a full range of installation services to our solar energy customers including design, engineering, procurement, permitting, construction, grid connection, warranty, system monitoring, and maintenance services.  We use solar components from the industry’s leading suppliers and manufacturers.  We have installed over 1,400 solar power systems since the commencement of our current business operations in 2003, with the scale of these projects ranging from 5 kilowatts to multi-megawatts of installed capacity.  We believe our experience in developing, designing, and installing large and complex solar projects differentiates us from many of our competitors.

Our History

We were originally incorporated as “Harry’s Trucking, Inc.” in Delaware on August 31, 2006.  We changed our name to “Premier Power Renewable Energy, Inc.” on September 5, 2008.  On September 9, 2008, we consummated a share exchange transaction whereby we acquired Premier Power Renewable Energy, Inc., a California corporation (“Premier Power California”) and Premier Power California’s wholly owned subsidiaries, Premier Power Sociedad Limitada (“Premier Power Spain”) and Bright Future Technologies, LLC (“Bright Future”).  On July 31, 2009, we acquired Premier Power Italy S.p.A. (formerly known as ARCO Energy, SRL, hereinafter “Premier Power Italy”), a distributor of solar modules and developer and integrator of ground mount and rooftop solar power systems in Italy.  On July 23, 2010, we formed Premier Power Development, a wholly owned subsidiary, to focus on European developer solar opportunities.

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

Bright Future, a wholly owned subsidiary of Premier Power California, was formed on December 13, 2006 as a Nevada limited liability company.  Bright Future operates as a trading company that allows us to consolidate our purchases from suppliers of solar energy products in order to achieve advantageous trade terms.

Premier Power Spain, a wholly owned subsidiary of Premier Power California, was formed on July 7, 2006 as a Spanish limited liability company by the principals of Premier Power California in order to conduct design, sales, and installation operations throughout Europe.

On July 31, 2009, we acquired all of the capital stock of Rupinvest SARL, a corporation duly organized and existing under the law of Luxembourg (“Rupinvest”).  Rupinvest initially owned 90% of Premier Power Italy, a private limited company duly organized and existing under the laws of Italy.  On December 31, 2009, Rupinvest purchased the remaining 10% interest in Premier Power Italy making it a wholly owned subsidiary.  Premier Power Italy is a distributor, developer, and integrator of ground mount and rooftop solar power systems primarily in Italy.

On July 23, 2010, we formed Premier Power Development to enhance our European project development efforts.

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

Due to continuously increasing energy demands, we believe the electric power industry faces the following challenges:

•	Limited Fossil Fuel Supplies and Cost Pressures. Supplies of fossil fuels that are used to generate electricity such as oil, coal and natural gas are limited, and yet worldwide demand for electricity continues to increase. The increasing demand for electricity and a finite supply of fossil fuels may result in increased fossil fuel prices, which, in turn, will likely result in a continuation of increases in long-term average costs for electricity.

•	Stability of Suppliers. Many of the world’s leading suppliers of fossil fuels are located in unstable regions of the world where political instability, labor unrest, war and terrorist threats may disrupt oil and natural gas production. Purchasing oil and natural gas from these countries may increase the risk of supply shortages and may increase costs of fossil fuels.

•	Generation, Transmission and Distribution Infrastructure Costs. Historically, electricity has been generated in centralized power plants transmitted over high voltage lines and distributed locally through lower voltage transmission lines and transformer equipment. Despite the increasing demand for electricity, investment in electricity generation, transmission and distribution infrastructure have not kept pace, resulting in service disruptions in the U.S. As electricity demands increase, these systems will need to be expanded, and such expansion will be capital intensive and time consuming, and may be restricted by environmental concerns. Without further investments in this infrastructure, the likelihood of power shortages may increase.

•	Environmental Concerns and Climate Change. Concerns about climate change and greenhouse gas emissions have resulted in the Kyoto Protocol, an international agreement establishing a legally binding commitment for the reduction of greenhouse gases. As of August 2011, 191 countries had voluntarily ratified the Kyoto Protocol and are required to reduce greenhouse gas emissions to target levels which vary by country. In the United States, 35 states have implemented the Renewable Portfolio Standard, which require electric companies to purchase a specific amount of power from renewable sources.

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

According to Solarbuzz, an independent solar energy research firm, the world solar photovoltaic market is expected to grow up to 37 Gigawatts by 2014.

Government Incentives for Solar Energy

Despite the significant advantages of solar energy that have resulted in recent rapid market growth, solar energy continues to represent only a small fraction of the world’s energy output as a result of costs that remain higher than those of traditional energy sources.  According to Solarbuzz, a residential solar energy system typically costs about $6-10 per watt.  Where government incentive programs exist, together with lower prices secured through volume purchases, installed costs as low as $3-4 per watt – or 10-12 cents per kilowatt hour (kWh) – can be achieved.  Without incentive programs, solar energy costs (in an average sunny climate) range between 22-40 cent/kWh for very large PV systems.  These incentives include:

•	Feed-in Tariffs. Feed-in tariffs, used primarily in Europe, require utility companies to purchase electricity from renewable energy sources at a guaranteed rate, generally above the standard rate for electricity.

•	Renewable Portfolio Standards. Renewable portfolio standards, adopted by 35 states in the United States, require utilities to deliver a certain percentage of power from renewable energy sources by a specific date. For example, California requires electric companies to increase procurement from eligible renewable energy sources by at least 1% of their retail sales annually, until they reach 33% by 2020.

•	Tax credits or grants. Tax credits or grants provide an offset to the cost of installing a solar system. In the United States, there is currently a 30% federal tax credit for commercial and residential solar power systems, which can also take the form of a cash grant in 2011. The cash grant expired in 2011.

•	Loan Guarantees. Government-backed loan guarantees enable companies to finance solar projects at a lower cost of capital than would otherwise be available in the capital markets.

U.S. Solar Market Dynamics

According to Solarbuzz, the market for solar energy in the United States continues to grow.  Large cuts in factory gate module prices over 2011 have resulted in a significant increase in photovoltaic (PV) project development activity in the U.S. After standing at 17 gigawatts (GW) in June 2011, the U.S. non-residential pipeline has now increased to 24 GW. The September 2011 edition of the United States Deal Tracker database released by Solarbuzz identified 1,865 non-residential projects totaling 25.9 GW either installed, being installed or in their development phase since January 1, 2010. Development phase projects include pre-request for proposal (RFP), going through the RFP process, or planned without RFP.

California currently accounts for 61% of the total U.S. project pipeline, stimulated by the state’s aggressive 33% Renewable Portfolio Standard target, and benefiting from the recent trend of solar projects reallocated from concentrated solar power to PV. The top six state pipelines in megawatt terms are California, Arizona, Nevada, Texas, New Jersey, and New Mexico; in total, 44 states now contribute to the pipeline.   Drivers for solar market growth include rapidly declining costs of solar systems as well as government incentives including an investment tax credit (providing a 30% federal rebate for solar energy systems), renewable portfolio standards in 35 states, and selected state and local tax credits.

European Solar Market Dynamics

According to Solarbuzz, PV incentive tariff policy changes are shaping market growth patterns in the region. Market growth of 169% across Europe in 2010 was led by Germany, Italy, and the Czech Republic. Each country delivered gigawatt-scale markets and, combined, represented 89% of European demand. Italy’s market share is forecast to rise from 32% in 2010 to 39% in 2015, to become the largest market in Europe, while the combined share of the two largest markets, Italy and Germany, is forecast to fall to 71% in 2015, from 80% in 2010.

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

North America (N.A.)

N.A. Commercial

Our N.A. commercial business consists of ground mount or rooftop solar energy projects generally ranging from 100 kilowatt (kWh) to 5 MW provided to corporate, municipal, agricultural, and utility customers.  In this market, we design and build our solar energy systems to meet each customer’s individual needs and circumstances.  We assess the customer’s annual power requirements and average daily consumption rates in different seasons of the year to size and engineer the solar energy system.  We assess the customer’s site and if relevant roof size, configuration, and composition to determine the optimum location for the solar modules.  We factor in information about the customer’s electrical service territory and its rate structures, and we identify the customer’s budget and preferred financing method, as well as the customer’s aesthetic preferences.  We also identify the relevant federal, state, and local regulations, including building codes that are important to the cost, operation, and return on investment of the customer’s solar energy system, as well as relevant tax rates and various other factors.  We assess this data using solar monitoring tools that enable us to design a solar energy system to a size and configuration that maximizes energy efficiency for each customer’s circumstances.  We provide customers with a return on investment analysis and determine the rebates and performance-based incentives that are available to each customer.  We prepare final construction plans to obtain a building permit and, as soon as the permit is approved, our installation professionals begin the installation by placing metal racking on the customer’s roof (or by building a ground mount), followed by installation of the solar modules, inverters, and the balance of systems components and safety equipment.

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

N.A. Residential

Our N.A. residential business consists mainly of rooftop solar installations generally ranging from 5 kWh to 40 kWh provided to customers primarily in California.  We do provide installations in other states when financially attractive.  The services we provide to our residential customers are largely similar to our N.A. commercial customers.  Key differences include that the entire process typically takes between 60 to 90 days for residential customers versus 3 to 6 months for commercial customers, and the actual installation work usually requires two to five days for residential customers versus two weeks to two months for commercial customers. In the second quarter of 2011, we ceased to actively pursue residential customers.

N.A. Distribution

We also distribute solar modules and inverters in the U.S.  In 2011 and 2010, distribution revenue in N.A. was minimal.

Italy

Our Italian business consists of distribution, ground mount, roof mount, and solar power plant installations.  In Italy, a portion of our business consists of ground mount or rooftop solar energy projects generally ranging from 50 kWh to 1 mWh provided to corporate, municipal, agricultural, and utility customers.  In Italy, our customers commission us to install solar energy systems based on customer-defined specifications, but we have the ability to define our own projects and select sites based on attractive solar characteristics.  These projects are typically 1 MW in size.  We enter into these projects generally with a reseller of solar power plants or a financial investor who contracts us to construct the project.  Upon completion of a project, the acquirer of the project has the rights to sell electricity to the Italian power authority at specified rates over 20 years based on Italy’s feed-in tariff.  In the second half of 2011, this segment began to pursue projects in Asia. While we were in active discussions to enter into EPC contracts in Asia, as of December 31, 2011, we had not been awarded any such contracts.

Our Italian business also consists of distribution of solar modules and inverters.

Other European

Our Other European business consists of rooftop and ground mount solar installations generally ranging 5 kWh to 16 MW provided primarily to businesses or equity funds that own commercial buildings or warehouses or green fields.  The segment primarily serves European countries other than Italy.  The services we provide to our customers are largely similar to our N.A. commercial customers.  In addition, our Other European segment consists of large scale international distribution and business development as well as Engineering, Procurement & Construction (“EPC”). The service we provide to our customers consists of large scale procurement, EPC, and consulting. Through our relationships with several key manufacturers we can provide pricing and availability advantages over the competition.

In addition, we have expanded our sales and distribution reach into other European countries, such as the Czech Republic, Bulgaria and Romania, through direct sales efforts and our collaboration agreement with Plaan Czech, s.r.o.

Strategy

Our goal is to be the leading integrator of commercial solar energy systems in each of our markets.  We intend to pursue the following strategies to achieve this goal:

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

Customers

Our business consists of the installation of solar energy systems and all related components for use by commercial and industrial enterprises, municipalities, residential homeowners, and other solar energy providers.  The following table highlights the breakdown of our revenue by market during 2011, 2010, and 2009:

	North American	Italian	Other European
2011	41.8%	37.9%	20.3%
2010	18.9%	36.7%	44.4%
2009	45.5%	35.3%	19.2%

One customer accounted for 17% of our revenues for the year ended December 31, 2011.  For the 2011 fiscal year, 99% of our revenue was derived from commercial and industrial customers, and 1% of our revenue was derived from residential customers.  In 2010, our largest customers were an Italian reseller, which represented 12% of our total revenue, and a Spanish commercial customer, which represented 10% of our total revenue.  For the 2010 fiscal year, 97% of our revenue was derived from commercial and industrial customers, and 3% of our revenue was derived from residential customers.

Our clients in the United States have included commercial companies such as Cal Cartage and Dependable Highway, utility companies such as Pacific Gas and Electric and Sierra Pacific Power Company, home builders such as KB Homes, and numerous agricultural clients such as leading wineries in Napa Valley, California.  Our clients in Italy have included Global Green Energy, Nicastri, and Camardo.  Our clients in our Other European segment have included Plaan Czech, TSK, and Solar Jorosev.

We believe that the solar energy market is dynamic and constantly changing as certain government standards and directives that affect the marketplace have allowed, and will continue to allow, for new customers in new geographic areas.  We believe that Renewable Portfolio Standards (“RPS”) in the United States have resulted in increased demand for solar energy in the American marketplace. RPS is a state policy that requires electricity providers to obtain a minimum amount of their power from renewable energy by a certain date.  According to the U.S. Department of Energy, there were 35 states that adopted a RPS-type mechanism.  We believe that this number will continue to increase.  With each new state that adopts a RPS, bases of new customers of solar energy will develop.  We also believe that the renewable energy directive of the European Union also plays a role in growth of our marketplace.  According to the European Renewable Energies Foundation and the European Future Energy Forum, the EU’s member-nations are required to provide at least 20% of gross final energy consumption from renewable energy sources by 2020.  This target is mandatory of the 27 member-nations.  Each member-nation must draft a Renewable Energy Action Plan, which must include clear development targets for electricity, heating, cooling, and fuel.  Consequently, to avoid penalties, the member-nations provide incentives in the form of feed-in tariffs for the generation of solar electricity.  This EU renewable energy directive, thus, also provides for an increase in customers within the EU.  We believe that our customer base will grow as a result of such standards and directives.

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

N.A. Competitors

 In the United States, the solar design and integration market is highly fragmented, and we face direct competition in this market from a number of smaller local installers within many U.S. cities, particularly for residential customers.  For residential opportunities in American cities and regions such as Los Angeles, the San Francisco Bay Area, and California’s Central Valley, we also experience competition from regional installers such as RealGoods, Solar Universe, Solar City, and SPG.  Based on our geographic diversification, buying power, and unique installation methods, the effect of any one installer on our business is limited but growing.  In particular, among the commercial grade opportunities, there are few companies with the level of experience to perform, and therefore only a few competitors qualify under larger scale “Request for Proposal” projects.  These competitors include SunPower and BP Solar.  We seek to distinguish ourselves from the competition by marketing our depth of experience, complex engineering and design capabilities, customer satisfaction, and our track record for delivering “on-time” and “on-budget” installations and when project finance is required providing the customer with an attractive financing model.

Italian Competitors

In the Italian market, we face competition from Enerqos and SAEM Energy Alternative, among other companies.  Premier Power Italy intends to operate as a solar developer and solar integrator.  In 2010 and 2011, we largely operated as a constructor of solar power plants.  In addition, we also intend to build and market large scale solar power plants as turnkey systems to mostly financial buyers that acquire systems for purposes of investment because once these systems are connected to the power grid they produce a constant stream of cash flow for 20 years for the electricity they produce pursuant to the Italian feed-in tariff program.  Dealing in the construction of large scale capital intensive solar power plants for sophisticated financial buyers that purchase and manage a portfolio of income producing solar power plants as a core business requires significant resources, capabilities, relationships, and a proven track record.  These factors, in addition to long development cycles that must be funded in advance, a localized culture that can impede outsiders, and the complex nature of the relatively new solar feed-in tariff program and varied regional permitting processes, create barriers to competitor entry and hinder both small and large companies alike from entering the market.

Other European Competitors

In the Other European market, we face competition from both module manufacturers and large scale EPC’s such as Phoenix Solar and Proinso. As the feed in tariff model changes depending on the maturity of each country/market, our Other European business model is differentiated because it is geared to quickly take advantage of changes in the feed in tariffs, and pursue international customers.

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

Principal Suppliers

The components used in our solar energy systems consist of solar modules, inverters, racking, wire, hardware, monitoring equipment, and electrical equipment.  We have no exclusive supplier relationships.  We purchase the components from leading solar energy product suppliers including solar modules from Jinko, Sharp, SunTech, and SunPower Corporation; inverters from Power One, Fronius, Satcon, SMS, and Zantrex; solar trackers from PV Tracker.

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

Intellectual Properties and Licenses

We have trademark protection for the brand name “Premier Power,” for which we received approval from the U.S. Patent and Trademark Office (“USPTO”) on July 21, 2009, and for the brand name “Bright Futures,” for which we received approval from the USPTO on December 15, 2009.  We also received approval for trademark protection of our sales slogan, “Your Solar Electricity Specialist,” on November 16, 2010.

Agreements with Genesis Capital Advisors

We are party to an engagement agreement with Genesis Capital Advisors, LLC (“Genesis”) dated October 31, 2008 for the exclusive services of Genesis in connection with a possible sale, merger, acquisition, financing, or transactions involving the Company in exchange for a cash fee equal to 6% of the transaction value for a sale of equity, merger acquisition, or asset sale  by the Company or a cash fee equal to 2% of the transaction value with respect to a power purchase agreement financing or debt financing.  Genesis has been actively assisting us since 2007, particularly in connection with our international expansion.  Genesis has helped the Company identify acquisition targets and new emerging markets in our industry, and they provided general business consulting services, such as assisting in the placement of senior employees and consulting on investor relations issues. The engagement agreement is terminable by us or Genesis on 90 days prior notice; provided, however, that Genesis will continue to be entitled to its fee on any transaction that is contracted within 24 months of the termination date of the agreement.  The agreement could, therefore, increase the cost of our entering into certain transactions for a considerable period of time after its termination.

On April 28, 2010, we entered into an agreement with Genesis clarifying the terms of compensation owed by the Company to Genesis for certain services provided by Genesis.  Under this agreement, we must pay a cash fee equal to 6% of the total revenue we receive from projects relating to the construction of solar power plants, for such projects where Genesis provides assistance in developing, and the financing or sale of such plants or the related special purposes entities of such plants. We currently are not developing any solar power plants with Genesis, and we are attempting to negotiate a new agreement with Genesis.

As of December 31, 2011, we were in disagreement with Genesis to the amounts owed, if any, under the terms of the agreement. We do not believe the resolution of this issue will have a material impact to the financial statements.

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

Employees

As of March 15, 2012, we had 48 employees, all of whom are full-time employees.

Offices and Websites

Our principal executive offices are located at 4961Windplay Drive, Suite 100, El Dorado Hills, CA 95762.  Our main telephone number is (916) 939-0400, and our fax number is (916) 939-0490.  We have offices in North America, Italy, and Spain.  We also have websites located at www.premierpower.com and www.mysolarexperience.com.  The information on these websites is not incorporated herein by reference.

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

Risks Relating to Our Business

We had an operating loss in 2010 and 2011 and have used increasing amounts of cash for operations and to fund our project development and future acquisitions.

We had a $5.6 million operating loss in 2011 and a $4.0 million operating loss in 2010.  Cash used in operations was $4.9 million in 2011, and cash provided by operations was $1.4 million in 2010.  We continue to pursue additional solar projects, acquisitions, and investment opportunities and may need to support the financing needs of our subsidiaries.  We currently have enough cash on hand and projected cash flow to fund our operations for the next 12 months. However, we may need additional funds to finance future investment and acquisition activity we wish to undertake.  We do not know if such funds will be available if needed on terms that we consider acceptable.  We may have to limit or adjust our project development and investment/acquisition strategy or sell some of our assets in order to continue to pursue our corporate goals.

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

We believe our brand has gained substantial recognition by customers in certain geographic areas.  We have trademark protection for the brand names “Premier Power” and “Bright Futures” and our sales slogan “Your Solar Electricity Specialist.”  Use of our name or slogan or a similar name or slogan by competitors in geographic areas in which we have not yet operated could adversely affect our ability to use protection for our brand in those markets, which could weaken our brand and harm our business and competitive position.  In addition, any litigation relating to protecting our trademark against infringement is likely to be time consuming and costly.

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

As a public company, we incur significant legal, accounting and other expenses, and we are subject to the SEC’s rules and regulations relating to public disclosure that generally involve a substantial expenditure of financial resources.  In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, requires changes in corporate governance practices of public companies.  Full compliance with such rules and regulations significantly increase our legal and financial compliance costs and make some activities more time-consuming and costly, which may negatively impact our financial results.  To the extent our earnings suffer as a result of the financial impact of our SEC reporting or compliance costs, our ability to develop an active trading market for our securities could be harmed.

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

Many U.S. states, including California, Nevada, and New Jersey, offer substantial incentives to offset the cost of solar power systems.  These incentives can take many forms, including direct rebates, state tax credits, system performance payments, and Renewable Energy Credits.  There can be no assurance that these incentives will continue to be available. Moreover, although the United States Congress passed legislation to extend for 8 years a 30% federal tax credit for the installation of solar power systems, there can be no assurance that the tax credit will be further extended once they expire.  Additionally, businesses that install solar power systems may elect to accelerate the depreciation of their system over five years.  Spain also offers substantial incentives, including feed-in tariffs.  Spain’s Industry Ministry has implemented a capped solar subsidy program for MW installation and reduced tariff levels.  Italy offers incentives in the form of minimum user prices for solar electricity production and feed-in tariffs that are subject to reduction annually for new applications.  In Italy, the current feed-in tariff decree is effective through 2011, however is subject to unannounced change. Subsequent decrees will redefine rates for solar power plants commissioned thereafter.  A reduction in or elimination of such incentives could substantially increase the cost or reduce the economic benefit to our customers, resulting in significant reductions in demand for our products and services, which may negatively impact our sales.

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

A significant portion of our business operations are conducted in, and a significant portion of our sales are made in, Spain and other European countries through our wholly owned subsidiary, Premier Power Spain. In addition, we have business operations in Italy through our wholly owned subsidiary, Premier Power Italy.  Spain and Italy offer substantial incentives, including feed-in tariffs, to encourage the growth of solar power as a form of renewable energy. However, there have been significant changes in Spain’s laws which cap the amount of kilowatts installed by solar power installers in Spain at 66 MW per quarter, effectively limiting the number of solar module installations throughout Spain, and such new laws also created a more complicated and lengthy permitting process in order to receive the government funded feed-in tariffs.  Accordingly, our business, financial condition, results of operations, and prospects are affected significantly by economic, political, and legal developments in such European countries. Any adverse change in such policies could have a material adverse effect on the overall economic growth in Europe or on the level of our incentives, which, in turn, could lead to a reduction in demand for our products and consequently have a material adverse effect on our European operations and sales.

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

We may need additional capital, and the sale of additional shares or other equity securities could result in dilution to our stockholders.  Additionally, our stockholders may face dilution from conversion of our Series A, Series B, or Series C Convertible Preferred Stock.

We may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain an increased credit facility. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in further operating and financing covenants that would further restrict our operations. We cannot provide assurances that financing will be available in amounts or on terms acceptable to us, if at all.  Additionally, there are outstanding shares of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and Series C Convertible Preferred Stock issued by us that could convert into additional shares of common stock, the conversion of which could dilute our current stockholders.

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

The listing of our common stock on a national securities exchange may result in a more active public market for our common stock, resulting in turn in greater liquidity of shares held by our stockholders.  National securities exchanges such as Nasdaq and NYSE Amex LLC have established certain quantitative criteria and qualitative standards that companies must meet in order to become and remain listed for trading on these markets.  We cannot guarantee that we will be able to meet all necessary requirements for listing or that we will apply in the future; therefore, we cannot guarantee that our common stock will be listed for trading on a national securities exchange.

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

Our principal stockholders include Dean R. Marks, who is our Chairman of the Board and Chief Executive Officer, and Miguel de Anquin, who is our President and Corporate Secretary and a member of our Board. Messrs. Marks and de Anquin own approximately 62.7% of our outstanding shares of common stock.  Additionally, Bjorn Persson, the Executive Vice President of European Operations, and Vision Opportunity Master Fund, Ltd. own approximately 8.8% and 9.99%, respectively, of our outstanding shares of common stock.  Vision owns 6,300,000 shares of preferred stock.  These stockholders, acting individually or as a group, could exert control over matters such as electing directors, amending our certificate of incorporation or bylaws, and approving mergers or other business combinations or transactions.  In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our board of directors will generally be within the control of these stockholders and their affiliated entities.  While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities.  As such, it would be difficult for stockholders to propose and have approved proposals not supported by these principal stockholders and their affiliated entities.  There can be no assurance that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of our company.  The stock ownership of our principal stockholders and their affiliated entities may discourage a potential acquirer from seeking to acquire shares of our common stock which, in turn, could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

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

The Certificate of Designation of our Series A Convertible Preferred provides certain anti-dilution rights to their holders. Vision Opportunity Master Fund, Ltd. is the sole holder of our Series A Convertible Preferred, and it currently holds 3,500,000 shares, which were issued on September 10, 2008.  Vision’s shares of Series A Convertible Preferred are convertible into 3,500,000 shares of our common stock at a then current conversion price of $1.87.  If the conversion price were reduced, our existing stockholders will be diluted.

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

Item 2.  Properties.

Our principal executive offices are located in El Dorado Hills, California. The table below provides a general description of our offices and facilities, including those for our international operations:

Location	Principal Activities	Area (sq. ft.)	Lease Expiration Date
4961 Windplay Drive, Suite 100	Company headquarters	5,400	Month-to-month
El Dorado Hills, California 95762
3 Newlands Circle	Bright Future office	100	Month-to-month
Reno, Nevada 80509
1913 Atlantic Avenue	U.S. East Coast operations	72	Month-to-month
Manasquan, New Jersey 08736
Contrada Taverna del Cortile (Z.I.)	Italy headquarters and	3,767	July 21, 2015
Ripalimosani, Campobasso 86025 Italy	warehouse
Poligono Industrial	Spain headquarters	650	April 30, 2012
Calle E no3 Bajo F
31192 Mutilva Baja - Navarra, Spain

Premier Power Spain is party to cancelable leases with thirty day notice for operating facilities in Navarra, Spain, which expires on April 30, 2012.  Premier Power Italy is party to a non-cancelable renewable lease for operating facilities in Campobasso, Italy, which expires in 2015.   These leases provide for annual rent increases tied to the Consumer Price Index or equivalent indices in Spain and Italy. The leases require the following payments as of December 31, 2011, subject to annual adjustment, if any:

Year	Amount
(in thousands)
2012	$57
2013	$47
2014	$27
2015	$16

Item 3.  Legal Proceedings.

On November 3, 2011, we received two letters from RF Douglas County Development Corp. (“RF”), purporting to be a notice of default and an assessment of liquidated damages of $704,000 against the Company under the terms of an August 18, 2010 Engineering, Procurement, and Construction Contract (“EPC Contract”) relating to a solar photovoltaic system in Douglas County, Colorado (“Douglas County Project”).   RF claimed that we had failed to pay our subcontractor, Power Partners MasTec (“Power Partners”), amounts due under a subcontract (“Subcontract,”) which caused Power Partners to file mechanics’ liens against the various sites of the Douglas County Project.  On November 9, 2011, we rejected RF’s demands, claiming that the notices were ineffective and that RF had waived any liquidated damages.  We further claimed that RF had defaulted on its own payment obligations under the EPC Contract, which caused Power Partners to file its mechanics’ liens.  On December 19, 2011, Power Partners filed a demand for arbitration against the Company for approximately $2 million (which includes $0.4 million of change orders disputed by the Company) for amounts due under the Subcontract.  On December 20, 2011, Power Partners filed a Complaint for Foreclosure of Mechanics’ Liens and Other Relief against the Company, RF, and others in Colorado state court, which it simultaneously moved to stay pending the outcome of the arbitration.  On January 5, 2012, we filed a demand for arbitration against RF requesting an award for unpaid amounts for work performed under the EPC Contract totaling $1.6 million plus interest, costs, and attorneys’ fees.  The arbitration proceedings are at a very early stage, but we intend to aggressively defend our rights related to the Douglas County Project. Under the terms of the contract, if we are unsuccessful in the arbitration proceedings, we believe we can withhold payment to Power Partners under similar liquidated damages provisions. As of December 31, 2011, accounts receivable includes $1.6 million due from RF, and accounts payable includes $1.6 million due to Power Partners in accordance with the terms of the contracts.

On March 15, 2012, we received a demand for arbitration from Power Partners relating to a solar photovoltaic system in the City of Willows, California (“Willows Project”). Power Partners claimed that we has failed to pay it, as our subcontractor in the Willows Project, the amount of $0.9 million due under the subcontract for labor, material, and services provided. We are required to provide a response to the demand for arbitration by April 6, 2012. We are currently evaluating the demand. As of December 31, 2011, accounts receivable includes $0.2 million due from Power Partners, and accounts payable includes $1.0 million due to Power Partners in accordance with the terms of the contract.

In September 2011, a solar panel manufacturer that we utilized for certain of our solar facility installation projects declared bankruptcy. On certain of these projects, our customers were not satisfied with the performance of the solar panels and did not pay us for all amounts due. Prior to September 2011, we and this manufacturer had entered into an arrangement under which unpaid amounts due to us from such customers would be paid by the manufacturer or netted against amounts due by us. At September 30, 2011, we were due $0.6 million related to such projects and owed $1.4 million for solar panels provided to us. As a result of the bankruptcy filing by the manufacturer, we recorded such amounts as long term assets and liabilities. We believe that our agreement will be honored by the bankruptcy trustee of the solar panel manufacturer. However, such an agreement may be challenged by the bankruptcy trustee or others and such challenges could result in the loss of all or a portion of the payments due to us, while we could be obligated to pay amounts due in full. Based on our assessment of the performance of the panels, and our agreement with the manufacturer, we ultimately believe that we will not suffer a loss upon the resolution of the bankruptcy. At December 31, 2011, we have not recorded an allowance for any of the amounts due to us from this manufacturer and upon the expiration of the statute of limitations may recognize net gain of $0.8 million.

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

Quarter Ended	High Bid	Low Bid

December 31, 2011	$0.66	$0.19
September 30, 2011	$0.95	$0.35
June 30, 2011	$0.99	$0.60
March 31, 2011	$1.15	$0.66

December 31, 2010	$1.50	$1.05
September 30, 2010	$1.55	$1.05
June 30, 2010	$2.20	$1.40
March 31, 2010	$2.88	$1.92

As of March 23, 2012, the closing sales price for shares of our common stock was $0.18 per share.

Holders

As of March 23, 2012, we have 61 stockholders of record of our issued and outstanding common stock based upon a shareholder list provided by our transfer agent.  Our transfer agent is Computershare located at 350 Indiana Street, Suite 800, Golden, Colorado 80401, and their telephone number is (303) 262-0600.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2011, certain information related to our compensation plans under which shares of our common stock are authorized for issuance.

Number of Securities
Remaining Available for
	COLUMN A: Number of		Weighted-Average Exercise	Future Issuance Under
	Securities to be Issued upon		Price of Outstanding	Equity Compensation Plans
	Exercise of Outstanding		Options, Warrants and	(Excluding Securities
Plan Category	Options Warrants and Rights		Rights	Reflected in COLUMN A)

Equity compensation plans approved by security holders	2,219,437	(1)	$2.04	2,313,938	(2)

Equity compensation plans not approved by security holders	—		$—	—

Total	2,219,437		$2.04	2,313,938

(1)	Represents outstanding options and unvested shares of restricted stock granted pursuant to our 2008 Equity Incentive Plan.

(2)	Represents shares remaining available for future issuance under our 2008 Equity Incentive Plan.

On December 19, 2008, our board of directors approved the Premier Power Renewable Energy, Inc. 2008 Equity Incentive Plan.  All of our employees, officers, and directors, and those of our consultants who (i) are natural persons and (ii) provide bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for our securities are eligible to be granted options or restricted stock awards under the Plan.  The Plan is administered by our board, and the board establishes certain terms of option awards, including the exercise price and duration.  Awards may be made under the Plan for up to 4,951,875 shares of our common stock, and the maximum number of shares of common stock with respect to which Awards may be granted to a “covered employee” as defined by section 162(m) of the Internal Revenue Code of 1986, as amended, is 1,500,000 shares of common stock.  The Plan allows for adjustments for changes in common stock and certain other events, including, but not limited to, any change in control, stock split, reverse stock split, stock dividend, recapitalization, combination of shares, spin-off, any extraordinary distribution, and liquidation or dissolution.

Recent Sales of Unregistered Securities

None.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of Premier Power Renewable Energy, Inc.  for the fiscal years ended December 31, 2011 and 2010 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Statement Regarding Forward-Looking Information, and Business sections in this report.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We procure solar components from the solar industry’s leading suppliers and manufacturers. We procure solar components that best fit the respective project and do not have any exclusive supplier relationships.

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

Income Taxes – The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon the weight of available evidence, including expected future earnings. A valuation allowance is recognized if it is more likely than not that some portion or all of a deferred tax asset will not be realized. At December 31, 2011, the Company has a full valuation allowance for the net deferred tax asset associated with its U.S. operations. Prior to September 2008, the Company was not subject to federal income tax.

FASB ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company recognized no material adjustment in the liability for unrecognized income tax benefits as of December 31, 2011 and 2010. The Company does not expect there to be any material change to the assessment of uncertain tax positions over the next twelve months.

Premier Power Italy and Premier Power Development are organized under the laws of Italy and are subject to federal and provincial taxes. Premier Power Spain is organized under the laws of Spain and is subject to federal and provincial taxes.

Summary of 2011 Results of Operations

Our revenues for the year ended December 31, 2011 was $70.2 million, a decrease of $16.6 million, or 19.1%, from the year ended December 31, 2010.  North American revenues were $29.2 million for the year ended December 31, 2011, an increase of $13.0 million, or 78.5%, from the prior year.  Italy revenues were $26.6 million for the year ended December 31, 2011, a decrease of $5.2 million, or 16.3%, from the prior year.  Other European revenues were $14.3 million for the year ended December 31, 2011, a decrease of $24.3 million, or 63.0%, from the prior year.  The decrease in our revenues was primarily the result of significant slowdowns and instability in global markets, particularly in the Czech, Spanish and Italian markets, in which we had made significant penetration in 2010. During 2011, we experienced delays related to utility scale projects in Bulgaria, which delayed their start until the first quarter of 2012.

Our net loss for the year ended December 31, 2011, was $7.3 million, or $0.26 per share, compared to net loss of $0.7 million, or $0.03 per share, for the year ended December 31, 2010.  Net loss in 2011 included losses of $1.1 million associated with changes in fair value and ultimate extinguishment of a contingent consideration liability.  Our profitability is primarily dependent upon revenue from sales to commercial, governmental, residential, and equity fund customers.  Profitability is also affected by the costs and expenses associated with installation of systems.  Cost of revenues decreased by $13.5 million, or 17%, in the year ended December 31, 2011, compared to the prior fiscal year.  Most of the decrease in cost of revenues directly correlates to the significant decrease in revenues, however the decrease in overall margin percentages from 8.2% in the prior year to 5.8% in the current year highlights the effects of a continuing lag in the overall economic environment, resulting in the reduction in the pricing of solar systems to maintain sales volumes.  In addition, the decrease in margin was the result of the increase in our distribution business which typically carries lower margins than our traditional revenue.  Operating expenses decreased by $1.5 million, or 13.1%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, due primarily to a reduction in our residential market sales efforts.

Sources of Revenue

	For the Year Ended December 31,
(Dollars in thousands)	2011	2010	Change %
Revenues
North America	$29,247	$16,403	78%
Italy	26,645	31,840	-16%
Other European	14,285	38,544	-63%
Total revenues	$70,177	$86,787	-19%

Our revenues include revenue recognized under installation contracts using the percentage of completion method of accounting.  Additionally, we derive revenues from distribution sales to customers in Europe.  The increase in North America was largely due to the expansion of our commercial projects offset by the reduction in volume in our residential installations.  The growth in North American commercial projects was driven by the recognition of revenue from the completed Dependable Highway project and the substantially complete Laguna County project. We have continued to build a strong project pipeline and backlog in North America, and we have partnered with several power purchase agreement providers and have signed projects from these efforts.  Italian revenue continues to be clouded by the uncertainty of Italian Feed-in-Tariffs. Rumors of changes constantly surround the market and that hampers the stability of the market.  The decrease in Other European revenues is largely the result of delays in the start of the Bulgarian projects and the significant slowdowns in the Czech and Spanish markets.

Cost of Revenues

	For the Year Ended December 31,
(Dollars in thousands)	2011	2010	Change %
Cost of Revenues
North America	$29,114	$15,860	84%
Italy	23,899	26,662	-10%
Other European	13,111	37,143	-65%
Total cost of revenues	$66,124	$79,665	-17%

Stock-based compensation included above	$182	$167	9%

Gross Margin Percentage
North America	0.5%	3.1%
Italy	10.3%	16.3%
Other European	8.2%	3.7%
Total	5.8%	8.2%

Cost of revenues include all direct material and labor costs attributable to a project as well as certain indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs.  The 17% decrease in cost of revenues was primarily the result of decreased recognized revenues, most significantly in the Other European market.  Cost of revenues for North America increased $13.3 million, or 84%, for the year ended December 31, 2011 compared to the year ended December 31, 2010.  North America gross margin decreased to 0.5% due to the recognition of an insufficient volume of revenues to cover fixed operational costs from our residential business segment, the increased competitive nature of the industry, and the scope and size of projects as larger projects typically have lower gross margins.  In 2011, we determined that we would reduce our residential activities in this segment and accordingly made available reductions in personnel headcount and other costs, however certain fixed operational costs were still incurred, which negatively impacted margins. The decrease in Italian cost of revenues of $2.8 million, or 10%, correlates to the 17% decrease in Italian revenues. The gross margin for our Italian operations was 10.3%, down 6% from the prior year.  This decrease was largely the result of increased distribution sales in Italy which tend to have lower margins. In addition, with higher incentives in the prior year we experienced higher margins on our distribution efforts. Cost of revenues for our Other European operations decreased $24.0 million, or 65%, from the prior year, which correlates to the 63% decrease in revenues from the Other European segment.  The gross margin for our Other European operations was 8.2%, up 4.5% from the prior year.  The increase is from higher margin EPC contracts. In 2011, we experienced margin compression as the result of the increase in our distribution business, which typically carries lower margins than our traditional EPC revenue.

Operating Expenses

	For the Year Ended December 31,
(Dollars in thousands)	2011	2010	Change %
Selling and marketing expenses	$3,927	$4,609	-14.8%
General and administrative expenses	$5,752	$6,532	-11.9%

As a percent of revenue
Selling and marketing expenses	5.6%	5.3%
General and administrative expenses	8.2%	7.5%

Share-based compensation included above
Selling and marketing expenses	$703	$345	103.8%
General and administrative expenses	$764	$572	33.6%

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of personnel costs and costs related to our sales force and marketing staff.  They also include expenses relating to advertising, brand building, marketing promotions and trade show events, lead generation, and travel.  Selling and marketing expenses decreased $0.7 million, or 15%, largely as a result of reductions in our residential sales and marketing efforts and residential sales personnel headcount. The decreased revenues in 2011 from our European operations relative to the prior year also resulted in decreased sales commissions. An increase of approximately $0.4 million in recognized stock-based compensation partially offset these decreases as many of stock and option grants granted to employees in our sales force continue to vest.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources, and other administrative functions.  They also include professional service fees, bad debt expense, other corporate expenses and related overhead.  General and administrative expenses decreased by $0.8 million, or 12%, for the year ended December 31, 2011 compared to the year ended December 31, 2010, due in part to the settlement of several liabilities that resulted in a settlement of approximately $0.1 million less than their carrying value. In addition, in the year ended December 31, 2010, we incurred a one-time expense of $0.3 million related to the write-off of costs related to the termination of a secondary public offering. Also, in North America we reduced our general and administrative head count by 40% primarily as a result of a reduction in our residential sales efforts.  An increase of approximately $0.2 million in recognized share-based compensation partially offset these decreases as many of stock and option grants granted to employees continue to vest.

Other Income and Expenses

Other income and expense consists of change in fair value of contingent consideration liability, loss on extinguishment of contingent consideration liability, interest income, interest expense, transactional foreign currency gains (losses), and other income (expense).  Other income, net of expense, was $5.3 million for the year ended December 31, 2010 and decreased by $6.4 million, or 121%, to other expense, net, of $1.1 million for the year ended December 31, 2011. In 2010, we recognized a gain of $6.3 million on the change in fair value of the contingent consideration liability. During 2011, we recognized a loss on the change in fair value of the contingent consideration liability of $0.1 million and a loss on extinguishment of the contingent consideration liability of $1.0 million. Interest expense decreased $0.5 million, or 75%, during 2011 when compared to 2010, primarily due to lower average balances on outstanding borrowings throughout 2011 when compared to 2010 and to $0.3 million of interest expense during 2010 related to an agreement for the payoff of an outstanding payable to a module supplier for the construction of our Italian solar plants. Other income (expense) includes foreign currency gain (loss) of $0.1 million and ($0.2) million for the years ended December 31, 2011 and 2010, respectively.

Income Tax Benefit (Expense)

The effective tax rates in the years ended December 31, 2011 and 2010 were 8% and 155%, respectively.  The effective tax rates differed from the federal statutory rate of 34% primarily due to $1.2 million and $3.6 million valuation allowances against deferred tax assets recognized in 2011 and 2010, respectively, primarily resulting from the operating losses sustained from our North American segment.

Summary of 2011 Change in Operations

The Company instituted several reductions during the second quarter of 2011. These changes include a reduction in our sales and marketing efforts in the North American Residential market, a reduction in sales and marketing efforts in the Spanish market, and an overall reduction in headcount and operating expenses. We believe these changes have had a positive effect on our results as reflected in the reduced operating loss in the six months ended December 31, 2011 as compared to the six months ended June 30, 2011. We believe these changes will help forge a path to profitability. The following summarizes the unaudited operating results for the six month period ended June 30, 2011 and December 31, 2011, respectively.

	For the Six Month Period Ended
(Dollars in thousands)	June 30, 2011	December 31, 2011	Change %

Revenues	$39,361	$30,816	-22%
Cost of revenues	(38,394)	(27,730)	-28%
Gross margin	967	3,086	219%

Operating expenses:
Selling and marketing	2,240	1,687	-25%
General and administrative	3,524	2,201	-38%
Total operating expenses	5,764	3,888	-33%

Operating loss	(4,797)	(802)	-83%

Share-Based compensation included above:
Cost of revenues	$101	$81	-20%
Selling and marketing	479	224	-53%
General and administrative	454	310	-32%
	$1,034	$615	-41%

Liquidity

Cash Flows

We generate cash from operations primarily from cash collections related to its installation and distribution revenues.  Net cash flow used in operating activities was $4.9 million for the year ended December 31, 2011, compared with net cash provided by operations of $1.4 million in the year ended December 31, 2010.  The decrease in net cash flow from operating activities was primarily a result of the net loss of $6.8 million, decreases of $4.2 million in accounts payable and $10.2 million in billings in excess of costs and estimated earnings on uncompleted contracts, both largely due to the completion of large solar construction projects that were in process at year-end in 2010, and a $2.6 million increase in prepaid expenses, mostly consisting of prepaid material costs for a North American project, which commenced in the first quarter of 2012. These decreases in cash were partially offset by a decrease in inventories of $13.3 million and a decrease in accounts receivable of $3.4 million, caused by the wrap-up of projects in process in the prior year. During the year ended December 31, 2011, we noted a reduction in the number of solar panel vendors offering trade financing. This change may affect our ability to timely execute on current or future contracts.

Net cash flow used in investing activities was $53,000 and $42,000 for the years ended December 31, 2011 and 2010, respectively.  Both of these amounts were related to capital expenditures, net of any proceeds from the sale of property and equipment.

Net cash flow provided by financing activities was $2.6 million for the year ended December 31, 2011, compared to cash flow used in financing activities of $1.6 million for the year ended December 31, 2010.  The 2011 cash flow was largely the result of net proceeds from the issuance of preferred stock of $2.1 million and proceeds from borrowings of $0.5 million, net of repayments. In the prior year, the Company expended a net of $1.6 million in the pay-down of debt balances.

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

The disruption in the credit markets has had a significant adverse impact on a number of financial institutions.  As of December 31, 2011, however, our liquidity and capital investments have not been materially adversely impacted, and we believe that they will not be materially adversely impacted in the near future.  These markets are fragile and we continue to closely monitor our liquidity and the credit markets.  Nonetheless, we cannot predict with any certainty the impact to us of any further disruption in the credit environment, as we currently have limited financing options.

There are no other known events that are expected to have a material impact on our short-term or long-term liquidity.

Capital Resources

As of December 31, 2011, we had $1.2 million of cash and cash equivalents.  At times we have received extended payment terms on certain of our accounts payable from large solar projects that we believe will provide additional working capital.  We have financed our operations primarily through operating activities and equity financings.  In September 2010 we paid off the remaining outstanding balance of $0.9 million and cancelled our $7.0 million credit line with Umpqua Bank that was for working capital and capital expenditures.  Please see the discussion below under “Borrowings.” At December 31, 2011, there were no available borrowings under Premier Power Spain’s line of credit.

In November 2010, we entered into a factoring agreement with Prestige Capital Corporation (“Prestige”).  The initial period of the agreement is through November 2011, with certain automatic extension provisions in the absence of written notice of cancellation by either party.  This agreement was automatically renewed. Under the agreement, we agreed to sell from time-to-time certain trade receivables to Prestige.  At the time of each transfer, Prestige assumes collections efforts and will earn increasing discounts on the sales price on the following scale: 2.25% if collected within 30 days, 3.25% if collected within 45 days, 4.25% if collected within 60 days, 5.25% if collected within 60 days, with an incremental 2% for each 15 day period thereafter until collected.  Prestige maintains recourse to the Company for any accounts that are ultimately uncollectible for any reason other than customer insolvency.  We will receive 75% of the sales price of approved receivables in advance, with the remaining 25% remitted to the Company at the time the receivables are collected by Prestige, net of any discounts and other amounts owed by the Company to Prestige.  Under the terms of the agreement, net amounts due to Prestige cannot exceed $2 million at any time and are secured by certain assets of the Company.  For the year ended December 31, 2011, there were no advances from Prestige.  We believe that this arrangement helps to reduce the amount of capital tied up in uncollected receivables and allows these funds to be utilized for other operating purposes.

We also have contracted backlog in the amount of approximately $28.8 million in North America and $25.3 million in Italy and Other Europe, as of December 31, 2011, consisting of non-cancellable signed contracts for projects that we expect to complete within the next 12 months.  In addition to our cash and cash equivalents and accounts receivable, we expect to invoice approximately $0.5 million against our costs and estimated earnings in excess of billings on uncompleted contracts in the next 90 days.  Thus, we believe that our current cash and cash equivalents, cash flow from operations, our factoring arrangement, and backlog will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures for at least the next 12 months.

We may seek to raise additional cash to fund working capital requirements, future project investments or acquisitions we may decide to pursue.  To the extent it becomes necessary to raise additional cash in the future, we may seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or loans, issuance of common stock, or a combination of the foregoing.  We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations.

Contractual Obligations and Off-Balance Sheet Arrangements

Borrowings

Notes payable were $1.2 million and $0.6 million at December 31, 2011 and 2010, respectively. There were three loans made to the Company by its founders in the total amount of $0.2 million. These loans bear interest at 6% per annum and are payable on demand from the lender. Notes payable of $0.04 million are secured by vehicles, have scheduled monthly payments of approximately $2 thousand per month, carry interest rates of 3.0% to 5.9%, and have maturities through 2014. Additionally, we have $0.02 million in short term unsecured notes associated with various insurance policies. Premier Power Spain has two unsecured loans totaling €0.5 million (€0.3 million and €0.2 million) and a short term line of credit for another €0.2 million (maximum borrowing allowed is €0.2 million) as of December 31, 2011. Payments on the two loans began in March 2011 and March 2012, respectively. The €0.3 million loan requires monthly principal payments of €5.5 thousand to the maturity date of February 2016. The €0.2 million loan requires one payment of €0.2 million by March 2012, but we are currently renegotiating the terms of this loan. The annual interest rates on these notes range from 6.94% to 7.3%. At December 31, 2011, the outstanding balance on the Premier Power Spain loans was $0.9 million. The short term line bears interest at EURIBOR plus 3.25%, or 4.3% at December 31, 2011.

At December 31, 2011, the Company had a factoring agreement with Prestige for up to $2 million of advances against eligible receivables.  There were no advances due to Prestige at December 31, 2011 and 2010, respectively.

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

The following table summarizes our contractual obligations, including anticipated interest, as of December 31, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Contractual Obligations:
Bank Indebtedness	$1,248	$932	$212	$104
Operating Leases	146	57	74	15
	$1,394	$989	$286	$119

At times we enter into take-or-pay agreements with our suppliers.  This provides pricing advantages to the Company in return for supply certainty.  We currently have no take-or-pay commitments outstanding and have incurred no losses as a result of these agreements.

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (Intangibles – Goodwill and Other (Topic 350)) (ASU 2011-08), which gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. ASU 2011-08 is effective for annual and interim goodwill impairment test performed for fiscal years beginning after December 15, 2011. The Company is assessing the impact of this ASU on its financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (Topic 220) (ASU 2011-05), which changes how other comprehensive income (OCI) is presented. Companies will have the option to present OCI in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which allows the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. ASU 2011-12 is effective at the same time as ASU 2011-05. The Company is assessing the impact of this ASU on its financial statements.

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements for the years ended December 31, 2011 and 2010 begin on the following page.

Premier Power Renewable Energy, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Premier Power Renewable Energy, Inc.

El Dorado Hills, California

We have audited the accompanying consolidated balance sheets of Premier Power Renewable Energy, Inc. and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Power Renewable Energy, Inc. and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Macias Gini & O’Connell LLP

Sacramento, California

April 4, 2012

PREMIER POWER RENEWABLE ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,205	$3,390
Accounts receivable, net of allowance for doubtful accounts of $ 252 and $ 235 at December 31, 2011 and 2010, respectively	10,948	14,365
Inventory	2,090	15,371
Prepaid expenses and other current assets	4,180	1,486
Costs and estimated earnings in excess of billings on uncompleted contracts	640	1,108
Other receivables	54	226
Deferred tax assets	—	258
Total current assets	19,117	36,204

Property and equipment, net	319	463
Intangible assets, net	728	812
Goodwill	11,118	11,368
Other noncurrent assets	594	—
Total assets	$31,876	$48,847

LIABILITIES, CONTINGENTLY REDEEMABLE PREFERRED STOCK, AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,918	$17,191
Accrued liabilities	2,537	4,279
Billings in excess of costs and estimated earnings on uncompleted contracts	2,954	13,200
Taxes payable	491	527
Customer deposits	58	159
Borrowings, current	904	358
Total current liabilities	19,862	35,714

Borrowings, non-current	284	219
Contingent consideration liability	—	1,472
Other noncurrent liabilities	1,411	—
Total liabilities	21,557	37,405

Commitments and contingencies (Note 10)

Contingently redeemable preferred stock:
Series C convertible preferred stock, contingently redeemable at $2,350,000, par value $.0001 per share: 2,350,000 shares designated; 20,000,000 shares of preferred stock authorized; 2,350,000 and 0 shares issued and outstanding at December 31, 2011 and 2010	1,819	—

Shareholders' equity:
Series A convertible preferred stock, par value $.0001 per share: 5,000,000 shares designated; 20,000,000 shares of preferred stock authorized; 3,500,000 shares issued and outstanding at December 31, 2011 and 2010	—	—
Series B convertible preferred stock, par value $.0001 per share: 2,800,000 shares designated; 20,000,000 shares of preferred stock authorized; 2,800,000 shares issued and outstanding at December 31, 2011 and 2010	—	—
Common stock, par value $.0001 per share; 60,000,000 shares authorized; 29,316,209 and 29,099,750 shares issued and outstanding at December 31, 2011 and 2010, respectively	3	3
Additional paid-in-capital	23,657	18,906
Accumulated deficit	(13,461)	(6,101)
Accumulated other comprehensive loss	(1,699)	(1,366)
Total shareholders' equity	8,500	11,442

Total liabilities, contingently redeemable preferred stock, and shareholders' equity	$31,876	$48,847

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended December 31,
	2011	2010

Revenues	$70,177	$86,787
Cost of revenues	(66,124)	(79,665)
Gross margin	4,053	7,122

Operating expenses:
Selling and marketing	3,927	4,609
General and administrative	5,752	6,532
Total operating expenses	9,679	11,141

Operating loss	(5,626)	(4,019)

Other (expense) income:
Interest expense	(178)	(724)
Other income (expense)	31	(224)
Change in fair value of contingent consideration liability	(92)	6,253
Loss on extinguishment of contingent consideration liability	(952)	—
Interest income	64	26
Total other (expense) income, net	(1,127)	5,331

(Loss) income before income taxes	(6,753)	1,312

Income tax expense	(511)	(2,028)

Net loss	(7,264)	(716)

Less: Deemed dividend related to beneficial conversion feature on issuance of Series C Preferred Stock	(96)	—

Loss attributable to common shareholders	$(7,360)	$(716)

Loss Per Share:

Basic	$(0.26)	$(0.03)
Diluted	$(0.26)	$(0.03)

Weighted Average Shares Outstanding:

Basic	28,568	26,592
Diluted	28,568	26,592

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

	For the Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(7,264)	$(716)
Adjustments to reconcile net loss income to net cash (used in) provided by operating activities:
Foreign currency transaction (gains) losses	(63)	179
Share-based compensation	1,649	1,084
Shares issued in exchange for services	84	—
Depreciation and amortization	277	324
Gain on sale of assets	2	—
Change in fair value of contingent consideration liability	92	(6,253)
Loss on extinguishment of contingent consideration liability	952	—
Deferred taxes	251	1,252
Changes in operating assets and liabilities:
Accounts receivable	3,411	(7,151)
Inventory	13,300	(13,634)
Prepaid expenses and other current assets	(2,615)	(1,192)
Costs and estimated earnings in excess of billings
on uncompleted contracts	460	11,622
Other receivables	179	65
Other noncurrent assets	(639)	—
Accounts payable	(4,217)	(13)
Accrued liabilities	(1,812)	2,218
Billings in excess of costs and estimated earnings
on uncompleted contracts	(10,248)	12,842
Taxes payable	(38)	573
Customer deposits	(105)	160
Other noncurrent liabilities	1,456	—
Net cash (used in) provided by operating activities	(4,888)	1,360

Cash flows from investing activities:
Acquisition of property and equipment	(80)	(42)
Proceeds from sales of property and equipment	27	—
Net cash used in investing activities	(53)	(42)

Cash flows from financing activities:
Principal payments on borrowings	(778)	(364)
Proceeds from factoring arrangements	—	1,972
Repayment of proceeds from factoring arrangements	—	(1,972)
Net payments on line of credit	—	(1,445)
Proceeds from borrowings	1,276	200
Proceeds from issuance of preferred stock and warrants, net of costs	2,121	—
Net cash provided by (used in) financing activities	2,619	(1,609)
Effect of foreign currency	137	(111)
Decrease in cash and cash equivalents	(2,185)	(402)
Cash and cash equivalents at beginning of year	3,390	3,792
Cash and cash equivalents at end of year	$1,205	$3,390

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

(Continued)

	For the Year Ended December 31,
	2011	2010
Supplemental cash flow information:
Interest paid	$168	$724
Taxes paid	$1,157	$559

Non-cash investing and financing activities:
Reclassification of contingent consideration liability to equity	$2,516
Financing of prepaid insurance premiums through borrowings	$160
Deemed dividend related to beneficial conversion feature on Series C Preferred Stock	$96
Extinguishment of liability through issuance of common stock	$102

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS

For the Year Ended December 31, 2010 and 2011

(in thousands)

									Accumulated
			Series A - Preferred		Series B - Preferred		Additional		Other
	Common Stock		Stock		Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance at January 1, 2010	29,050	$3	3,500	$-	2,800	$-	$17,822	$(5,385)	$(282)	$12,158

Net loss								(716)		(716)
Foreign currency translation adjustment									(1,084)	(1,084)
Comprehensive loss										(1,800)

Share-based compensation	50						1,084			1,084

Balance at December 31, 2010	29,100	3	3,500	-	2,800	-	18,906	(6,101)	(1,366)	11,442

Net loss								(7,264)		(7,264)
Foreign currency translation adjustment									(333)	(333)
Comprehensive loss										(7,597)

Issuance of common stock for services provided	165	-					84			84
Issuance of common stock for extinguishment of liability	200	-					102			102
Issuance of common stock warrants	-	-					304			304
Deemed dividend related to beneficial conversion feature on issuance of Series C Preferred Stock	-	-					96	(96)		-
Extinguishment of contingent consideration liability	(453)	-					2,516			2,516
Share-based compensation	304	-					1,649			1,649

Balance at December 31, 2011	29,316	$3	3,500	$-	2,800	$-	$23,657	$(13,461)	$(1,699)	$8,500

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

On July 23, 2010, the Company formed Premier Power Development, a wholly owned Italian subsidiary, to enhance its European project development efforts.

2.             SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), and include the accounts of the Parent and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

Concentrations and Credit Risk – In 2011, our largest customer was a North American customer, which represented 17% of our total revenue. Two customers accounted for 13% and 10%, respectively, of the Company’s revenues for the year ended December 31, 2010. Accounts receivable primarily consist of trade receivables and amounts due from state agencies and utilities for rebates on solar systems installed.  At December 31, 2011, the Company had four customers that accounted for 27%, 15%, 13%, and 10% of the Company’s accounts receivables, respectively.  At December 31, 2010, the Company had one customer that accounted for 32% of the Company’s accounts receivables.  The Company monitors account balances and follows up with accounts that are past due as defined in the terms of the contract with the customer. To date, the Company’s losses on uncollectible accounts receivable have been immaterial. The Company maintains an allowance for doubtful accounts receivable based on the expected collectability of its accounts receivable. The allowance for doubtful accounts is based on assessments of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, the allowance for doubtful accounts is increased. The allowance for doubtful accounts was $0.3 million and $0.2 million as of December 31, 2011 and 2010, respectively. The change of $0.1 million in allowance for doubtful accounts was due to an increase in estimated reserves resulting in $0.1 million of bad debt expense for the year ended December 31, 2011.

The Company purchases its solar modules from a limited number of vendors but believes that in the event it is unable to purchase solar panels from these vendors, alternative sources of solar modules will be available.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates include the allowance for doubtful accounts, warranty reserves, revenue recognition, the valuation of contingent consideration related to business combinations, evaluation of goodwill impairment, derivative instruments, and income taxes. Actual results could differ from those estimates.

PREMIER POWER RENEWABLE ENERGY, INC.

Notes to Consolidated Financial Statements

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand or in the bank and short-term investment securities with remaining maturities of 90 days or less at date of purchase. The Company maintains its cash in bank deposit accounts that, at times, may exceed the statutory insured limits of the jurisdiction in which the accounts are held.  The Company has not experienced any losses on these investments. At December 31, 2011, the Company had $0.3 million in cash in bank accounts in excess of the various deposit insurance limits of the jurisdictions in which the balances were held. Additionally, a majority of our cash is held offshore and there may be difficulties in repatriating profits from Europe to the United States which may limit our ability to access cash for operations in the United States. We currently do not believe there are any material limitations or restrictions on our ability to access such cash.

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

Goodwill and Other Intangible Assets – The Company does not amortize goodwill, but rather tests goodwill for impairment at least annually. We determine the fair value using a weighted market and income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we calculate the fair value of the reporting unit using selected comparable companies’ revenue multiples and apply an average of such companies’ multiples to the reporting unit’s revenue. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred, and we recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income. The Company performed its annual impairment analysis as of September 30, 2011. No impairment charge was recorded as a result of either of these tests. Any change in goodwill for the years ended December 31, 2011 and 2010 is a result of changes in foreign currency rates.

Intangible assets, consisting of a customer list, trademarks, and an employee contract, are amortized over their estimated useful lives ranging from 2-17 years.

Fair Value of Financial Instruments – The carrying value reported for cash equivalents, accounts receivable, prepaid expenses, other receivables, costs and estimated earnings in excess of billings, accounts payable, billings in excess of costs and estimated earnings on uncompleted contracts, and accrued liabilities approximated their respective fair values at each balance sheet date due to the short-term maturity of these financial instruments. The fair values of the contingent consideration liability and our borrowings have been determined in accordance with the methodology as disclosed in Notes 9 and 13.

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

The Company recognized revenue on a percentage of completion basis on a 1 megawatt solar project in Italy in 2010 as the project was being completed. The Company completed the project in May 2010 and invoiced the customer in accordance with the related contract. Subsequently, the customer informed the Company that it intended to resell the project, but the buyer requested that the Company enter into an operating and maintenance (O&M) contract for the solar facility and wanted to purchase the project from the Company in its role as the builder. The Company agreed to retake title to the project and transfer it to the buyer. The Company did not receive any additional compensation for the transaction, took on a minimal increase in its warranty exposure that was limited to the de minimis amount of fees of the O&M contract, and did not assume other obligations with its assumption and passage of title to the buyer contemporaneously in June 2010. Prior to June 2010, there was no agreement to enter into this transaction and payment of the original contract amount was not contingent on the sale to the buyer. In July 2010, the Company received full payment for the total outstanding accounts receivable, which equals the original contract amount. The Company determined the assumption of title and sale did not cause a change in the previous accounting recognition, and accordingly there was no effect on the accompanying financial statements. During 2010, the Company started and completed two additional projects with this customer and recognized revenue on receipt of payment in 2010.

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

Product Warranties – The Company warrants its projects for labor and materials associated with its installations. The Company’s warranty is ten years in California and generally five to ten years elsewhere in the U.S. depending upon each state’s specific requirements. Premier Power Italy provides a ten year warranty covering the labor and materials associated with its installations. Premier Power Spain provides a one year warranty for all contracts signed after December 31, 2006. Solar panels and inverters are warranted by the manufacturer for 25 years and 10 years, respectively. Activity in the Company’s accrued warranty reserve for the year ended December 31, 2011 and 2010 was as follows:

PREMIER POWER RENEWABLE ENERGY, INC.

Notes to Consolidated Financial Statements

	For the Year Ended December 31,
	2011	2010
	(in thousands)
Beginning accrued warranty balance	$577	$359

Accruals related to warranties issued during period	146	270

Reduction for labor payments and claims made under the warranty	(47)	(52)

Ending accrued warranty balance	$676	$577

For certain solar projects, primarily in Europe, we enter into warranties for the performance of a solar system upon completion of the project. We warrant that the solar system will perform at certain performance ratios based on the energy generated versus irradiance levels. Our exposure under these warranties is currently limited to the amount of fees we are to receive for performing maintenance services over a limited period of time (usually two years) and that would be forgone by us in the event the system did not perform as expected. To date, we have not incurred lost revenue under these arrangements, and the total of future revenues subject to forfeiture is not material.

The Company provides no warranty to its customers related to distribution sales. Any warranties provided are provided directly to the customer by the manufacturer.

Advertising – The Company expenses advertising costs as they are incurred. Advertising costs were $0.4 million and $0.3 million for the years ended December 31, 2011 and 2010, respectively.

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

Foreign Currency – The functional currency of Premier Power Italy, Premier Power Development, and Premier Power Spain is the Euro. Their assets and liabilities are translated at period-end exchange rates, including goodwill, except for certain non-monetary balances, which are translated at historical rates. All income and expense amounts of Premier Power Italy and Premier Power Spain are translated at average exchange rates for the respective period. Translation gains and losses are not included in determining net income (loss) but are accumulated in a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in the determination of net income (loss) in the period in which they occur. For the years ended December 31, 2011 and 2010, the foreign currency transaction gain (loss) was $0.1 million and ($0.2) million, respectively, and recorded in other income (expense) on the consolidated statement of operations.

Comprehensive Income – FASB ASC Topic 220 establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity during the period from non-owner sources, such as foreign currency translation adjustments.

Income Taxes – The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon the weight of available evidence, including expected future earnings. A valuation allowance is recognized if it is more likely than not that some portion or all of a deferred tax asset will not be realized. At December 31, 2011 and 2010, the Company has a full valuation allowance for the net deferred tax asset associated with its U.S. operations. Prior to September 2008, the Company was not subject to federal income tax.

PREMIER POWER RENEWABLE ENERGY, INC.

Notes to Consolidated Financial Statements

FASB ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company recognized no material adjustment in the liability for unrecognized income tax benefits as of December 31, 2011 and 2010. The Company does not expect there to be any material change to the assessment of uncertain tax positions over the next twelve months.

Premier Power Italy and Premier Power Development are organized under the laws of Italy and are subject to federal and provincial taxes. Premier Power Spain is organized under the laws of Spain and is subject to federal and provincial taxes.

Contingent Consideration Liability – In connection with the acquisition of Rupinvest, contingent consideration liability of approximately $12 million was recorded at the time of the purchase. The contingent consideration liability related to the contingent issuance of 3 million shares to the sellers of Rupinvest. In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the Company estimated the fair value of the contingent consideration liability at each reporting period, with changes in the estimated fair value recorded in income.

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

On March 31, 2011, this contingent consideration liability was extinguished. See discussion at Note 9.

Reclassifications – Certain reclassifications were made to prior year amounts to conform with the current year presentation.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures (ASU 2010-06) to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. Levels 1, 2, and 3 of fair value measurements are defined in Note 13 below. The Company has adopted the provisions of this guidance. There was no impact on the Company’s results of operations, cash flows, or financial position resulting from the adoption of this guidance.

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

PREMIER POWER RENEWABLE ENERGY, INC.

Notes to Consolidated Financial Statements

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (Intangibles – Goodwill and Other (Topic 350)) (ASU 2011-08), which gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. ASU 2011-08 is effective for annual and interim goodwill impairment test performed for fiscal years beginning after December 15, 2011. The Company is assessing the impact of this ASU on its financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (Topic 220) (ASU 2011-05), which changes how other comprehensive income (OCI) is presented. Companies will have the option to present OCI in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which allows the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. ASU 2011-12 is effective at the same time as ASU 2011-05. The Company is assessing the impact of this ASU on its financial statements.

3.           EARNINGS PER SHARE

Earnings per share is computed in accordance with the provisions of FASB ASC Topic 260. Basic net (loss) income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company’s outstanding convertible preferred shares using the “if converted” method and dilutive potential common shares. Potentially dilutive securities include convertible preferred stock, employee stock options, restricted shares, and contingently issuable shares for the purchase of Rupinvest for periods prior to the issuance of such shares in 2011. Potentially dilutive common shares from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock.

PREMIER POWER RENEWABLE ENERGY, INC.

Notes to Consolidated Financial Statements

	For the Year Ended December 31,
	2011	2010
	(in thousands, except per share data)
Net loss	$(7,264)	$(716)
Less: Deemed dividend related to beneficial conversion feature on Series C Preferred Stock	(96)	-
Net loss attributable to common shareholders	$(7,360)	$(716)

Earnings Per Share:
Basic	$(0.26)	$(0.03)
Diluted	$(0.26)	$(0.03)

Weighted Average Shares Outstanding:
Basic	28,568	26,592
Diluted	28,568	26,592

For the years ended December 31, 2011 and 2010, there were issued and outstanding stock options exercisable for an aggregate of approximately 1,058,000 and 1,467,000 shares of common stock, respectively, that were anti-dilutive as their weighted average exercise price exceeded the average market price of the Company’s common stock. For the years ended December 31, 2011 and 2010, there were approximately 7,977,000 and 7,351,000, respectively, of additional securities that were anti-dilutive due to the Company’s reported net loss. The Company has determined its Series C Preferred Stock (see Note 11) constitute a participating security under ASC 260. However, as the Series C Preferred Stock shareholder has no obligation to share in the Company’s losses, the Company has determined that the use of the two class method for the year ended December 31, 2011 is not appropriate.

PREMIER POWER RENEWABLE ENERGY, INC.

Notes to Consolidated Financial Statements

4.             PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2011	2010
	(in thousands)
Equipment	$224	$247
Furniture and computers	208	192
Vehicles	598	619
	1,030	1,058
Less: accumulated depreciation	(711)	(595)
	$319	$463

Depreciation expense was $0.2 million for each of the years ended December 31, 2011 and 2010.

5.             INTANGIBLE ASSETS

Intangibles consist of amortizing intangibles and goodwill.

Amortizing Intangibles

At December 31, 2011 and 2010, amortizing intangible assets were as follows:

	December 31,
	2011	2010
	(in thousands)
Trademark	$878	$878
Customer List	93	95
Employee contract	180	180
	1,151	1,153
Less: Accumulated amortization	(423)	(341)
	$728	$812

Amortization periods for the intangibles are as follows: trademark – 17 years, customer list – 3 years, and employee contract – 2 years. Amortization for the years ended December 31, 2011 and 2010 was $0.1 million and $0.2 million, respectively.

PREMIER POWER RENEWABLE ENERGY, INC.

Notes to Consolidated Financial Statements

The Company expects amortization expense for the next five years to be as follows (in thousands):

Year	Amount
2012	$70
2013	$52
2014	$52
2015	$52
2016	$52
Thereafter	$452

Goodwill

The change in the carrying amount of goodwill for the year ended December 31, 2011 and 2010 was as follows:

	For the Year Ended December 31,
	2011	2010
	(in thousands)
Beginning balance	$11,368	$12,254
Changes due to foreign currency fluctuations	(250)	(886)
Ending balance	$11,118	$11,368

The carrying amount of goodwill by reportable segment was as follows:

	December 31,
	2011	2010
	(in thousands)
Other European	$483	$483
Italy	10,635	10,885
	$11,118	$11,368

PREMIER POWER RENEWABLE ENERGY, INC.

Notes to Consolidated Financial Statements

6.             ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
	2011	2010
	(in thousands)
Payroll	$449	$1,459
Warranty reserve	676	577
Sales and local taxes	612	1,511
Accrued subcontractor's costs	634	407
Other operational accruals	166	325
	$2,537	$4,279

7.           INCOME TAXES

The domestic and foreign components of income (loss) before income tax expense were as follows:

	For the Year Ended December 31,
	2011	2010
	(in thousands)
Domestic	$(6,767)	$(110)
Foreign	14	1,422
	$(6,753)	$1,312

The Company is subject to federal, state and foreign corporate income taxes.  The (benefit) expense for income taxes consisted of the following:

PREMIER POWER RENEWABLE ENERGY, INC.

Notes to Consolidated Financial Statements

	For the Year Ended December 31,
	2011	2010
	(in thousands)
Current:
Federal	$-	$-
State	18	7
Foreign	236	511
	254	518

Deferred:
Federal	-	1,082
State	-	420
Foreign	257	8
	257	1,510
Total Expense	$511	$2,028

The Company intends to permanently reinvest all foreign earnings in foreign jurisdictions and has calculated its tax liability and deferred tax assets and deferred tax liabilities accordingly. However, in the event the Company were to be exposed to tax liability in the U.S. as a result of choosing to repatriate foreign earnings, it is believed that any tax liability would not be material as a result of utilizing the Company’s U.S. net operating losses.

A reconciliation of the provision (benefit) for income taxes at the federal statutory rate compared to the Company’s actual tax benefit is as follows:

	For the Year Ended December 31,
	2011	2010
	(in thousands)
Federal income tax expense at U.S. statutory rate	$(2,296)	$446
State income taxes, net of federal benefit	4	190
Foreign income and withholding taxes	518	(31)
Share-based compensation	343	199
Gain on change in fair value of contingent liability	355	(2,126)
Subpart F	396	-
Valuation allowance	1,172	3,138
Other, net	19	212
	$511	$2,028

PREMIER POWER RENEWABLE ENERGY, INC.

Notes to Consolidated Financial Statements

The components of deferred tax assets and liabilities were as follows:

	December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Accrued expenses	$160	$324
Share-based compensation	341	160
Net operating losses	4,839	3,737
Valuation allowance	(4,990)	(3,618)
	350	603
Deferred tax liabilities:
Intangibles	(323)	(303)
Depreciable assets	(27)	(42)
	(350)	(345)
Net deferred tax asset	$-	$258

As of December 31, 2011, the Company’s federal, state, foreign net operation loss carryforwards for income tax purposes were approximately $11.9 million, $11.8 million, $0.8 million, respectively, which begins to expire in 2026 through 2031.  The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.

PREMIER POWER RENEWABLE ENERGY, INC.

Notes to Consolidated Financial Statements

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the amount and timing of scheduled reversals of deferred tax liabilities and projected future taxable income over the periods for which the deferred tax assets are deductible. Based upon the Company’s recent history of continuing operating losses in the US, realization of its deferred tax assets does not meet the more likely than not criteria under Accounting Standard Codification Topic 740, Income Taxes (ASC 740) and, accordingly, a valuation allowance for the entire US deferred tax asset amount has been recorded.

Due to the change of ownership provisions of the Tax Reform Act of 1986, utilization of a portion of our net operating loss and tax credit carryfowards may be limited in future periods. Further, a portion of the carryfowards may expire before being applied to reduce future income tax liabilities.

The Company periodically performs a comprehensive review of its uncertain tax positions, if any.  In this regard, an uncertain tax position represents its expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.  A reconciliation of the Company’s total unrecognized tax benefits at December 31, 2011 and 2010 follows:

	For the Year Ended December 31,
	2011	2010
	(in thousands)
Balance at beginning of year	$87	$87
Addition based on tax provision in the current period	5	-
Balance at end of year	$92	$87

The Company expects resolution of unrecognized tax benefits would occur while the full valuation allowance of deferred tax assets is maintained, therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, that would affect the effective tax rate.

The Company does not expect there to be any material changes to the assessment of uncertain tax positions over the next twelve months.  The Company is subject to routine corporate income tax audits in the United States and foreign jurisdictions.  The statute of limitations for the Company’s 2008 through 2010 tax years remains open for U.S. purposes.  Most foreign jurisdictions have statute of limitations that range from three to six years.

The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision.  Interest and penalties are computed based upon the difference between its uncertain tax positions under ASC 740, and the amount deducted or expected to be deducted in its tax returns.  During 2011 and 2010, the Company did not accrue or pay for any interest and penalties.

PREMIER POWER RENEWABLE ENERGY, INC.

Notes to Consolidated Financial Statements

8.             FINANCINGS

Notes Payable

Notes payable were $1.2 million and $0.6 million at December 31, 2011 and 2010, respectively. There were three loans made to the Company by its founders in the total amount of $0.2 million. These loans bear interest at 6% per annum and are payable on demand from the lender. Notes payable of $0.04 million are secured by vehicles, have scheduled monthly payments of approximately $2 thousand per month, carry interest rates of 3.0% to 5.9%, and have maturities through 2014.   Additionally, we have $0.02 million in short term unsecured notes associated with various insurance policies. Premier Power Spain has two unsecured loans totaling €0.5 million (€0.3 million and €0.2 million) and a short term line of credit for another €0.2 million (maximum borrowing allowed is €0.2 million) as of December 31, 2011. Payments on the two loans began in March 2011 and March 2012, respectively. The €0.3 million loan requires monthly principal payments of €5.5 thousand to the maturity date of February 2016. The €0.2 million loan requires one payment of €0.2 million by March 2012, but the Company is currently renegotiating the terms of this loan. The annual interest rates on these notes range from 6.94% to 7.3%. At December 31, 2011, the outstanding balance on the Premier Power Spain loans was $0.9 million. The short term line bears interest at EURIBOR plus 3.25%, or 4.3% at December 31, 2011.

Factoring Arrangement

In November 2010, the Company entered into a factoring agreement with Prestige Capital Corporation (“Prestige”). The initial period of the agreement was through November 2011, with certain automatic extension provisions in the absence of written notice of cancellation by either party. This agreement was automatically renewed. Under the agreement, the Company agreed to sell certain trade receivables to Prestige. At the time of each transfer of approved receivables, Prestige assumes collections efforts and will earn increasing discounts on the sales price on the following scale: 2.25% if collected within 30 days, 3.25% if collected within 45 days, 4.25% if collected within 60 days, 5.25% if collected within 60 days, with an incremental 2% for each 15 day period thereafter until collected. Prestige maintains recourse to the Company for any accounts that are ultimately uncollectible for any reason other than customer insolvency. The Company receives 75% of the sales price of approved receivables in advance, with the remaining 25% remitted to the Company at the time the receivables are collected by Prestige, net of any discounts and other amounts owed by the Company to Prestige. Due to the recourse provisions, the Company does not remove factored receivables from its books at the time of transfer and instead records advances received as a factoring liability. Under the terms of the agreement, net amounts due to Prestige cannot exceed $2 million at any time and are secured by certain assets of the Company. For the year ended December 31, 2011, there were no advances from Prestige or discounts paid to Prestige under this agreement. Discounts paid to Prestige under this agreement were insignificant for the year ended December 31, 2010.

The future principle payments on all outstanding borrowings as of December 31, 2011 are as follows (in thousands):

Year	Amount
2012	$904
2013	95
2014	90
2015	85
2016	14
$1,188

PREMIER POWER RENEWABLE ENERGY, INC.

Notes to Consolidated Financial Statements

9.           CONTINGENT CONSIDERATION LIABILITY

On July 31, 2009, the Company acquired Rupinvest and its then majority-owned subsidiary, Premier Power Italy, from Esdras Ltd. (“Esdras”). In connection with this acquisition, contingent consideration liability of $12 million was recorded at the time of the purchase to reflect the estimated fair value of 3 million contingently issuable shares of the Company’s common stock.

At December 31, 2010, the Company estimated the fair value of the contingent liability at $1.5 million, assuming 1,362,100 shares of its common stock would be issued, a share price of $1.10 and an adjustment for counterparty performance risk. The Company has estimated that the amount of shares earned by the seller was approximately 460,000 and 502,100 for each of the periods ended December 31, 2010 and 2009, respectively, but no such shares had yet been distributed. The change in fair value of the contingent liability of $0.1 million loss and a $6.3 million gain was recorded to other income for the years ended December 31, 2011 and 2010, respectively. The changes in fair value were primarily due to a change in the estimated shares to be issued and the reduction in the Company’s stock price.

On March 31, 2011, the Company and Esdras amended the share exchange agreement removing the contingency and agreeing to distribute 2,547,126 shares of common stock in full satisfaction of the obligation. Each share is fully earned and owned by Esdras, as of March 31, 2011 however the shares have limited trading restrictions which include obtaining written authorization from the Company. Written authorization will occur provided either of the following occur; a) certain Premier shareholders sell an equivalent amount of shares from their personal holdings or b) the date of April 30, 2015. In addition, the employment contracts of certain Premier Power Italy executives will be extended with no changes in any term of employment. As a result, the contingent consideration liability was revalued to the amended share amount as of March 31, 2011 and extinguished, resulting in an increase in additional paid in capital of $2.5 million and a loss on extinguishment of $952,000. A summary of the changes in the contingent consideration liability balance are as follows (in thousands):

Balance at December 31, 2010	$1,472
Loss on fair value	92
Extinguishment of contingent consideration liability	(1,564)
Balance at December 31, 2011	$-

 10.             COMMITMENTS AND CONTINGENCIES

Premier Power Italy is party to a non-cancelable renewable lease for operating facilities in Campobasso, Italy, which expires in 2015. During the year ended December 31, 2011, we exited our lease for offices in Anaheim, California and no loss on termination occurred. These leases provide for annual rent increases tied to the Consumer Price Index or equivalent indices in Spain and Italy. The leases require the following future payments as of December 31, 2011, subject to annual adjustment, if any (in thousands):

Year	Amount
2012	$57
2013	47
2014	27
2015	16
$147

At times we enter into take or pay agreements with our suppliers. This provides pricing advantages to the Company in return for supply certainty. During 2010, the Company, as part of the purchase of solar modules from a vendor for distribution in the Czech Republic, entered into a take or pay agreement of which 500 kilowatts of solar modules with a value of approximately $1.0 million remain to be delivered. This agreement is supported by a Letter of Credit. As of December 31, 2011 and 2010, we have no take or pay commitments outstanding and have incurred no losses as a result of these agreements.

PREMIER POWER RENEWABLE ENERGY, INC.

Notes to Consolidated Financial Statements

In September 2011, a solar panel manufacturer that the Company utilized for certain of the Company's solar facility installation projects declared bankruptcy. On certain of these projects, the Company’s customers were not satisfied with the performance of the solar panels and did not pay the Company for all amounts due. Prior to September 2011, the Company and this manufacturer had entered into an arrangement under which unpaid amounts due the Company from such customers would be paid by the manufacturer or netted against amounts due by the Company. At September 30, 2011, the Company was due $0.6 million related to such projects and owed $1.4 million for solar panels provided to it. As a result of the bankruptcy filing by the manufacturer, the Company has recorded such amounts as long term assets and liabilities. The Company believes that its agreement will be honored by the bankruptcy trustee of the solar panel manufacturer. However, such an agreement may be challenged by the bankruptcy trustee or others and such challenges could result in the loss of all or a portion of the payments due the Company, while the Company could be obligated to pay amounts due in full. Based on its assessment of the performance of the panels, and its agreement with the manufacturer, the Company ultimately believes that it will not suffer a loss upon the resolution of the bankruptcy. At December 31, 2011, the Company has not recorded an allowance for any of the amounts due it from this manufacturer and upon the expiration of the statute of limitations may recognize a net gain of $0.8 million.

Legal Matters

On November 3, 2011, the Company received two letters from RF Douglas County Development Corp. (“RF”), purporting to be a notice of default and an assessment of liquidated damages of $704,000 against the Company under the terms of an August 18, 2010 Engineering, Procurement, and Construction Contract (“EPC Contract”) relating to a solar photovoltaic system in Douglas County, Colorado (“Project”).   RF claimed that the Company had failed to pay its subcontractor, Power Partners MasTec (“Power Partners”), amounts due under its subcontract (“Subcontract,”) which caused Power Partners to file mechanics’ liens against the various sites of the Project.  On November 9, 2011, we rejected RF’s demands, claiming that the notices were ineffective and that RF had waived any liquidated damages.  The Company further claimed that RF had defaulted on its own payment obligations under the EPC Contract, which caused Power Partners to file its mechanics’ liens.  On December 19, 2011, Power Partners filed a demand for arbitration against the Company for approximately $2 million (which includes $0.4 million of change orders disputed by the Company) for amounts due under the Subcontract.  On December 20, 2011, Power Partners filed a Complaint for Foreclosure of Mechanics’ Liens and Other Relief against the Company, RF, and others in Colorado state court, which it simultaneously moved to stay pending the outcome of the arbitration.  On January 5, 2012, the Company filed a demand for arbitration against RF requesting an award for unpaid amounts for work performed under the EPC Contract totaling $1.6 million plus interest, costs, and attorneys’ fees.  The arbitration proceedings are at a very early stage, but we intend to aggressively defend our rights related to the Project. Under the terms of the contract, if we are unsuccessful in the arbitration proceedings, we believe we can withhold payment to Power Partners under similar liquidated damages provisions. As of December 31, 2011, accounts receivable includes $1.6 million due from RF, and accounts payable includes $1.6 million due to Power Partners in accordance with the terms of the contracts.

On March 15, 2012, we received a demand for arbitration from Power Partners relating to a solar photovoltaic system in the City of Willows, California (“Project”). Power Partners claimed that the Company failed to pay it, as subcontractor, the amount of $0.9 million due under a subcontract for labor, material and services provided. The Company is required to provide a response to the demand for arbitration by April 6, 2012. The Company is currently evaluating the demand. As of December 31, 2011, accounts receivable includes $0.2 million due from Power Partners, and accounts payable includes $1.0 million due to Power Partners in accordance with the terms of the contract.

We are also involved in other litigation from time to time in the ordinary course of business. In the opinion of management, the outcome of such proceedings will not materially affect our financial position, results of operations or cash flows. We are also not aware of any material legal proceedings involving any of our directors, officers, or affiliates or any owner of record or beneficially of more than 5% of any class of our voting securities.

PREMIER POWER RENEWABLE ENERGY, INC.

Notes to Consolidated Financial Statements

11.           EQUITY

 Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock, par value $ 0.0001 per share (“Preferred Stock”). The Preferred Stock may be issued from time to time in series having such designated preferences and rights, qualifications and to such limitations as the Board of Directors may determine.

The Company has designated 5,000,000 shares of Preferred Stock as Series A Convertible Preferred Stock (“Series A Stock”). The holders of Series A Stock have no voting rights except with regards to certain corporate events, enjoys a $1.87 liquidation preference per share, subject to adjustment, over holders of common stock, and may convert each share of Series A Stock into one share of common stock at any time. Series A stock converts automatically upon the occurrence of an offering meeting certain criteria. Holders of the Series A Stock have certain redemption rights. The Company has determined that the events triggering such rights are either in control of the Company or in the case of such events where the Company is not deemed to exercise control; the redemption right is limited to the ability to convert into shares of the Company’s common stock. As of December 31, 2011 and 2010, there were 3,500,000 shares of Series A Stock outstanding.

 The Company has designated 2,800,000 shares of Preferred Stock as Series B Convertible Preferred Stock (“Series B Stock”). The holders of Series B Stock have no voting rights except with regards to certain corporate events and may convert each share of Series B Stock into one share of common stock at any time. Series B stock converts automatically upon the occurrence of an offering meeting certain criteria. Holders of the Series B Stock have certain redemption rights. The Company has determined that the events triggering such rights are either in control of the Company or in the case of such events w here the Company is not deemed to exercise control; the redemption right is limited to the ability to convert into shares of the Company’s common stock. As of December 31, 2011 and 2010, there were 2,800,000 shares of Series B Stock outstanding, respectively.

The Company has designated 2,600,000 shares of Preferred Stock as Series C Convertible Preferred Stock (“Series C Stock”). In June 2011, the Company issued 2,350,000 shares of Series C Stock, a warrant to purchase 2,000,000 shares of the Company’s common stock (“Series C warrant”) and a six month option to acquire 250,000 additional shares of the Series C Stock (“Series C Option”) in exchange for $2,350,000. The Company incurred expenses of $0.2 million related to the offering, resulting in net proceeds of $2,121,000. The Series C Stock is convertible into shares of the Company’s common stock and have a stated value equal to $1.30 and a conversion value of $1.00 per share. At the time of closing the Company’s stock price was $0.69 per common share. The Preferred Stock shares in any dividends declared to common stockholders. Additionally, beginning in December 2012, the Series C Stock holders are due a monthly dividend of $0.01667 per share ($.20 per year) if a defined change in control of the Company does not occur prior to June 2012. At the option of the Company, these dividends may be paid in shares of common stock of the Company.

In the event of a change in control of the Company, the Company and the holder of the Series C Stock have call and put rights, respectively. The Company’s call right is subject to the payment of a call premium which is the greater of $.10 per share or 20% per annum. As of December 31, 2011 and 2010, respectively, there were 2,350,000 and 0 shares of Series C Stock outstanding, respectively.

The Series C warrant has a five year life, an exercise price of $1.00 per share and the Company has the right to call for cancellation of the warrant under certain circumstances. Using a binomial model and the assumptions noted below, the Company estimated the fair value of the Series C warrant to be $367,000.

The significant assumptions used to determine the fair values of the warrant are as follows:

Expected stock price volatility	60.00%
Expected dividend payout	0.00%
Expected option life - years	5 years
Risk-free interest rate at grant date	1.76%

PREMIER POWER RENEWABLE ENERGY, INC.

Notes to Consolidated Financial Statements

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

Based on the Series C Stock allocated proceeds of $1.8 million, assumed 3,055,000 shares of common stock issuable upon conversion and a market price of $0.69 at the time the Series C Stock was issued, the Company determined that a beneficial conversion feature of $0.1 million existed as defined in ASC 470-20. The Company calculated a beneficial conversion feature for the Series C Stock of $0.1 million, which equals the amount by which the estimated fair value of the common stock issuable upon conversion of the issued Series C Stock exceeded the allocated proceeds from such issuances. The beneficial conversion feature was recorded as an increase in additional paid in capital and is currently recognized as a deemed dividend because the Series C Stock could be converted into common stock currently.

12.          SHARE-BASED COMPENSATION AND VALUATION OF STOCK OPTIONS AND RESTRICTED STOCK-BASED AWARDS

The Company’s 2008 Equity Incentive Plan (the “Incentive Plan”) provides for the issuance of incentive stock options and non-statutory stock options. The board of directors determines to whom grants are made and the vesting, timing, amounts, and other terms of such grants, subject to the terms of the Incentive Plan. Incentive stock options may be granted only to employees of the Company, while non-statutory stock options may be granted to the Company’s employees, officers, directors, certain consultants, and certain advisors. Options under the Incentive Plan vest as determined by the Board.  The term of the options granted under the Incentive Plan may not exceed 10 years, and the maximum number of shares of common stock that may be issued pursuant to stock options and stock awards granted under the Incentive Plan is 4,951,875 shares in the aggregate. Options convertible into an aggregate 1,871,937 and 2,517,229 shares of common stock were outstanding under the Incentive Plan as of December 31, 2011 and 2010, respectively.

The following table sets forth a summary stock option activity for the years ended December 31, 2011 and 2010:

	Number of Shares	Weighted- Average Fair Value	Weighted- Average Fair Exercise Price
Outstanding at January 1, 2010	1,320,729	$2.50	$3.75
Granted during the year	1,435,000	$1.30	$1.27
Forfeited/cancelled during the year	(238,500)	$2.46	$3.51
Outstanding at December 31, 2010	2,517,229	$2.32	$2.66
Granted during the year	2,801,729	$1.88	$0.74
Forfeited/cancelled during the year	(3,447,021)	$1.77	$2.06
Outstanding at December 31, 2011	1,871,937	$2.04	$0.74

Share-based compensation expense relating to these shares is being recognized over a weighted-average period of 4.2 years.  The Company recognized share-based compensation expense related to these shares of approximately $1.2 million and $0.9 million during the years ended December 31, 2011 and 2010, respectively.

PREMIER POWER RENEWABLE ENERGY, INC.

Notes to Consolidated Financial Statements

At December 31, 2011, there was $1.8 million of total unrecognized share-based compensation cost related to non-vested stock options.  The Company expects to recognize that cost over a weighted average period of 2.2 years.

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

 The following tables summarize the total share-based compensation expense the Company recorded for the years ended December 31, 2011 and 2010:

	For the Year Ended December 31,
	2011	2010
	(in thousands)
Cost of goods sold	$181	$167
Selling and marketing	703	345
General and administrative	765	572
Total share-based compensation expense	$1,649	$1,084

Stock options awards to employees	$1,178	$880
Restricted and unrestricted common stock grants	471	204
Total share-based compensation expense	$1,649	$1,084

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options expected to vest	358,726	$0.72	7.82	$3,567

The Company defines in the money options at December 31, 2011 as options that had exercise prices that were lower than the $0.55 fair market value of its common stock at that date.  The aggregate intrinsic value of options outstanding at December 31, 2011 is calculated as the difference between the exercise price of the underlying options and the fair market value of the Company’s common stock.  At December 31, 2011, the aggregate intrinsic value was $3,567.

The fair value of stock option grants during the years ended December 31, 2011 and 2010 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the Year Ended December 31,
	2011	2010
Expected volatility	92.83%	84.16%
Expected dividends	0.00%	0.00%
Expected term	4.26 years	6.25 years
Risk-free interest rate	1.42%	2.31%

PREMIER POWER RENEWABLE ENERGY, INC.

Notes to Consolidated Financial Statements

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

Forfeiture — In determining periodic share based compensation, the Company utilizes forfeiture rates of 40% to 55% based on historical experience with its option grants.

The weighted-average fair value per share of the stock options as determined on the date of grant was $1.88 for the 2,801,729 stock options granted during the year ended December 31, 2011. The weighted-average fair value per share of the stock options as determined on the date of grant was $1.30 for the 1,435,000 stock options granted during the year ended December 31, 2010. The total fair value of stock options vested during the years ended December 31, 2011 and 2010 was $0.8 million.

Restricted Stock Awards

The Company issues restricted stock awards to certain directors, officers, and employees under the Incentive Plan.  Compensation expense for such awards, based on the fair market value of the awards on the grant date, is recorded during the vesting period.

PREMIER POWER RENEWABLE ENERGY, INC.

Notes to Consolidated Financial Statements

A summary of restricted stock awards activity is as follows:

	Number of Shares	Weighted Average Fair Price
Outstanding at January 1, 2010	150,000	$3.50
Granted	82,500	$2.02
Vested and issued	(49,500)	$3.50
Forfeited	-	$-
Outstanding at December 31, 2010	183,000	$2.83
Granted	612,000	$0.92
Vested and issued	(304,333)	$1.60
Forfeited	(143,167)	$1.11
Outstanding at December 31, 2011	347,500	$1.23

In the years ended December 31, 2011 and 2010, the Company issued 87,333 and 49,500 shares of its common stock, respectively, in connection with vested restricted stock awards. In years ended December 31, 2011 and 2010, the Company issued 217,000 and 0 shares, respectively, of its common stock as share based compensation with immediate vesting.

ASC Topic 718 requires the cash flows as a result of the tax benefits resulting from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. There are no excess tax benefits for the years ended December 31, 2011 and 2010, and therefore, there is no impact on the accompanying consolidated statements of cash flows.

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

The following disclosure is made in accordance with FASB ASC 820: The carrying amounts of cash, accounts receivable, prepaid expenses, costs and estimated earnings in excess of billings, accounts payable, billings in excess of costs and estimated earnings on uncompleted contracts, and accrued liabilities approximate their fair values at each balance sheet date due to the short-term maturity of these financial instruments. The fair value of the Company’s borrowings is based upon current interest rates for debt instruments with comparable maturities and characteristics and approximates carrying values.

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

•	Level 1, defined as observable inputs such as quoted prices in active markets for identical assets.

•	Level 2, defined as observable inputs other than Level 1 prices. They include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in a market that is not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

PREMIER POWER RENEWABLE ENERGY, INC.

Notes to Consolidated Financial Statements

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The table below sets forth, the Company’s Level 3 financial liabilities that are accounted for at fair value as December 31. (in thousands):

	2011			2010
	(in thousands)			(in thousands)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities: Contingent consideration	$-	$-	$-	$-	$-	$1,472

Contingent Consideration Liability
(in thousands)
Balance at January 1, 2010	$7,725
Total gain realized	(6,253)
Balance at December 31, 2010	1,472
Total loss realized	92
Value of common shares issued to satisfy obligations	(2,516)
Loss on extinguishment of debt	952
Balance at December 31, 2011	$-

 14.           EMPLOYEE BENEFITS

The Company has a 401(k) Plan for its employees. Employees are eligible to make contributions when they attain an age of twenty-one and have completed at least one year of service. The Company makes discretionary matching contributions to employees who qualify for the Plan and were employed on the last day of the Plan year. The Company has made no contributions for the years ended December 31, 2011 and 2010. Employees are vested 100% after 3 years of service. None of the Company’s subsidiaries offer defined contribution or defined benefit plans to employees.

15.           SEGMENT INFORMATION

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

PREMIER POWER RENEWABLE ENERGY, INC.

Notes to Consolidated Financial Statements

•	North America – consists of (i) commercial ground mount or rooftop solar energy projects generally ranging from 100kWh to 20MW provided to corporate, municipal, agricultural, and utility customers in the United States and Canada and (ii) residential that consists mainly of rooftop solar installations generally ranging from 5kWh to 40KWh provided to residential customers primarily in California. In 2011, the Company determined that it would reduce its residential activities in this segment. The Company does not distinguish the cash flows and operating results of its residential activities from the North America segment as a whole and the North America segment is managed as a single operating unit.

•	Italy – consists of distribution, ground mount, roof mount, and solar power plant installations, ranging from 10 kWh to 2 mWh.

•	Other European – consists of rooftop and groundmount solar installations generally ranging 5 kWh to 16 MW provided primarily to businesses and equity funds that own commercial buildings, warehouses or greenfields. The segment primarily serves countries other than Italy. In addition, our Other European segment consists of large scale international distribution and business development as well as EPC. The service we provide to our customers consists of large scale procurement, EPC, and consulting. Through our relationship with several key manufacturers we can provide pricing and availability advantages over the competition.

Currently, the Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of revenues, and gross margin. The following tables present the operations by each operating segment:

	For the Year Ended December 31, 2011
	North America	Italy	Other European	Total
	(in thousands)
Revenues	$29,247	$26,645	$14,285	$70,177
Cost of revenues	(29,114)	(23,899)	(13,111)	(66,124)
Gross margin	$133	$2,746	$1,174	4,053
Total operating expenses				(9,679)
Operating loss				$(5,626)

	For the Year Ended December 31, 2010
	North America	Italy	Other European	Total
	(in thousands)
Revenues	$16,381	$31,840	$38,566	$86,787
Cost of revenues	(15,860)	(26,662)	(37,143)	(79,665)
Gross margin	$521	$5,178	$1,423	7,122
Total operating expenses				(11,141)
Operating loss				$(4,019)

At December 31, 2011 and 2010, property and equipment located in North America, net of accumulated depreciation and amortization was approximately $0.1 million and $0.3 million, respectively.  Property and equipment located in foreign countries, net of accumulated depreciation and amortization was approximately $0.2 million at December 31, 2011 and 2010.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our independent auditors, Macias Gini & O’Connell LLP.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Regulations under the Exchange Act, require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on those evaluations, as of December 31, 2011, our CEO and CFO believe that:

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on our assessment, management concluded that, as of December 31, 2011, our internal controls over financial reporting were effective.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule15d-15(d) promulgated under the Exchange Act that occurred during the fourth quarter of the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Current Management

Our directors and executive officers, their ages, their respective offices and positions, and their respective dates of election or appointment are as follows:

Name	Age	Position	Officer/Director Since
Dean R. Marks	55	Chairman of the Board and Chief Executive Officer	September 9, 2008
Miguel de Anquin	44	Director, President, and Corporate Secretary	September 9, 2008
Frank J. Sansone	40	Chief Financial Officer	November 5, 2009
Robert Medearis	79	Director	December 8, 2008
Tommy Ross	58	Director	March 18, 2009
Hernan Martinez	59	Director	October 27, 2011

Business Experience Descriptions

Set forth below is a summary of our executive officers’ and directors’ business experience for the past 5 years. The experience and background of each of the directors, as summarized below, were significant factors in their previously being nominated as directors of the Company.

Dean R. Marks - Chairman of the Board and Chief Executive Officer

Mr. Marks has served as our Chief Executive Officer and as the Chairman of the Board since September 9, 2008.  He was our President from September 9, 2008 to February 7, 2011.  In 1981, he joined Servamatic Solar Systems, a solar sales organization, and eventually served as part of its management.  During his time at Servamatic, which ended in 1984, Mr. Marks was key to its national growth, helping to attain over 2,000 employees in over 26 markets across the U.S.  From 1983 to 2001, he pioneered multiple applications of solar energy for Trident Energy Systems, Simply Solar, and Bright Future, including thermal, radiant floor and space heating, and PV systems for the residential, commercial, and industrial markets.  He has also served as the President and CEO of Bright Future and Premier Power California since 2001.  Mr. Marks has served on the California Solar Energy Industry Association (CALSEIA) board and has been an active participant in the solar industry for over 25 years.  He has co-authored several preeminent papers promoting renewable energy. Mr. Marks holds a Bachelor of Science degree from Auburn University, with special emphasis in Environmental Science.

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

Frank J. Sansone - Chief Financial Officer

Mr. Sansone was appointed Chief Financial Officer of the Company on November 5, 2009.  He has over 19 years of finance experience.  Prior to his appointment as the registrant’s Chief Financial Officer, Mr. Sansone was the Chief Financial Officer and a member of the Board of Directors of LiveOffice LLC, a provider of software-as-a service email archiving and Hosted Exchange 2007 solutions, from 2008 to 2009.  From 2002 to 2008, he was the Chief Financial Officer of Guidance Software, Inc., a Nasdaq-listed company with operations in digital investigative solutions.  Mr. Sansone graduated from the University of La Verne with a bachelor’s degree in accounting.  He is an inactive member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.  Mr. Sansone is currently a member of the Board of Directors of Ditech Networks, Inc., a Nasdaq-listed company, and Access Data, a private company.

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

Tommy Ross - Director

Mr. Ross was elected to the board of directors on March 18, 2009.  He is currently the President and Chief Executive Officer of Pinnacle Strategic Group, a business and political consulting firm.  He is also the founder and managing partner of Hormones, LLC, an entertainment company, since 2005, and the founder and managing partner of Gospel Jam, LLC, another entertainment company, since 2008.  He was employed at Southern California Edison for 22 years and was elected by the Board of Directors to the position of Vice President of Public Affairs in 2007.  Mr. Ross’ experience in the political arena also include holding positions to which he was appointed by California Governor Arnold Schwarzenegger, former California Governor Pete Wilson, and former California Governor Jerry Brown.  He is the former Chairman and founding member of the California African American Political Action Committee, a Lincoln Fellow at The Claremont Institute, and the founder, Chairman and President of The Research and Policy Institute of California.  Mr. Ross graduated from Claremont Men’s College with a degree in political science.

Hernan Martinez - Director

Mr. Martinez was elected to the board of directors on October 27, 2011. He is Managing Partner at MANAN Partners, an investment and development management advisory firm.  He has held this position since 2009.  From 2004 through 2008, he was President of Development at Great Wolf Resorts (NASDAQ: WOLF).  Mr. Martinez holds a diploma in Architecture from the University of Buenos Aires (Argentina), a post-graduate diploma in Urban Development Planning from University College, London (U.K.), and an MBA from Stanford University Graduate School of Business (U.S.A.).  He is a former Consulting Associate Professor at Stanford University’s School of Engineering, and has lectured on development and entrepreneurship at top U.S. and international schools.

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

Audit Committee; Audit Committee Financial Expert

We formed an audit committee of our board of directors on March 18, 2009.  The charter for such committee was adopted by the board on December 19, 2008.  The members of our audit committee are Robert Medearis, Tommy Ross, and Hernan Martinez.  The board of directors has determined that Mr. Medearis is an “audit committee financial expert” as defined by SEC rules, and he is an independent member of the board as defined by the SEC.

Item 11.  Executive Compensation.

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended December 31, 2011 and 2010 by (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)		Option Awards ($)(2)		Non- equity Incentive Plan Compen- sation ($)		Non- qualified Deferred Compen- sation Earnings ($)		All Other Compen- sation ($)			Total ($)
Dean R. Marks,	2011	$180,000		$	─		$40,000	$	─	$	─	$	─		$28,600	(3)	$248,600
CEO	2010	$185,385	(4)	$	─	$	─		$84,378	$	─	$	─		$18,413	(5)	$288,176

Miguel de Anquin,	2011	$180,000		$	─		$40,000	$	─	$	─	$	─	$	─		$220,000
President	2010	$185,385	(4)	$	─	$	─		$84,378	$	─	$	─		$18,413	(5)	$288,176

Frank J. Sansone,	2011	$180,000		$	─		$67,500	$	─	$	─	$	─	$	─		$247,500
CFO	2010	$180,000		$	─		$22,917		$205,173	$	─	$	─		$9,857	(6)	$417,947

Stephen Clevett,	2011	$160,000		$	─		$6,632	$	─	$	─	$	─	$	─		$166,632
COO (7)	2010	$157,423			$64,089		$9,285		$128,032	$	─	$	─		$18,257	(8)	$377,086

(1)	Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to FASB ASC 805. The Company determines the overall value of the stock award as of the date of grant, and then expenses that value over the service period over which the stock award becomes exercisable (vested). As a general rule, for service-based stock awards, the Company will immediately expense any stock award or portion thereof that is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the stock award.

(2)	Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to FASB ASC 805. The Company determines the overall value of the options as of the date of grant, and then expenses that value over the service period over which the options becomes exercisable (vested). As a general rule, for service-based options, the Company will immediately expense any option or portion thereof that is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.

(3)	The amount shown includes a $28,000 automobile allowance and $600 in NFL season tickets.

(4)	The amount shown includes $5,385 that was earned in the 2010 fiscal year as a result of an extra pay period during the year.

(5)	For 2010, the amount shown represents a $17,333 payment for health insurance and a $1,080 automobile allowance.

(6)	For 2010, the amount shown represents a $9,857 payment for health coverage.

(7)	Mr. Clevett was our Chief Operating Officer starting on February 7, 2011 until his resignation on December 31, 2011.

(8)	For 2010, the amount shown represents a $9,857 payment for health coverage and an $8,400 automobile allowance.

2011 Grants of Plan-Based Awards

Name	Grant Date	Thres- hold ($)	Target ($)	Max- imum ($)	Thres- hold ($)	Target ($)	Max- imum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock Option Awards (1)
Dean Marks	3/11/11	$-	$-	$-	$-	$-	$-	40,000	(3)	-		$-	$40,000
Miguel de Anquin	3/11/11	$-	$-	$-	$-	$-	$-	40,000	(3)	-		$-	$40,000
Frank Sansone	3/11/11	$-	$-	$-	$-	$-	$-	40,000	(3)	-		$-	$40,000
Stephen Clevett	3/11/11	$-	$-	$-	$-	$-	$-	50,000	(4)	-		$-	$50,000
Dean Marks	5/12/11	$-	$-	$-	$-	$-	$-	-		83,932	(2)	$0.83	$296,104
Miguel de Anquin	5/12/11	$-	$-	$-	$-	$-	$-	-		83,932	(2)	$0.83	$296,104
Frank Sansone	5/12/11	$-	$-	$-	$-	$-	$-	-		400,000	(2)	$0.75	$616,796
Stephen Clevett	5/12/11	$-	$-	$-	$-	$-	$-	-		200,000	(2)	$0.75	$357,522

(1)	Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 805.

(2)	These options were included in a repricing of all outstanding stock options as of May 12, 2011. The vesting schedule was not modified from the original option grant. Mr. Clevett’s shares were forfeited upon his resignation on December 31, 2011.

(3)	This stock award was immediately vested upon grant.

(4)	The vesting schedule for this stock award was as follows: one-third on each of the 1st, 2nd, and 3rd year anniversary of the grant date. These shares were forfeited upon Mr. Clevett’s resignation on December 31, 2011.

Employment Agreements

The following are summaries of our employment agreements with our executive officers whose compensation is listed in the Summary Compensation Table above.

We entered into an Employment Agreement with Frank Sansone on November 5, 2009 in connection with his services as Chief Financial Officer over a four-year term.  Mr. Sansone’s compensation consists of an annual base salary of $180,000 and options granted under our 2008 Equity Incentive Plan to purchase an aggregate 250,000 shares of our common stock, exercisable at a price equal to the closing price of our common stock on the day the Board of Directors approves the option grant.  The stock options vest 25% per year for each year of employment from the date of grant. A sale of over 50% of our common stock to a third party will trigger accelerated vesting where the portion that would have vested at the next annual anniversary of the grant date will vest in full on the date of the triggering event. We agreed to indemnify Mr. Sansone against any claims arising from his services as Chief Financial Officer unless such claims are due to his gross negligence or misconduct.  We may terminate the Employment Agreement without cause upon a triggering event.  In the event we terminate Mr. Sansone without cause after the first 90 days of employment, he is entitled to a severance payment equal to six months of his annual compensation.  Mr. Sansone agreed not to enter into any business with operations that compete directly with the Company for a period of three years after his employment agreement terminates.

We entered into an Employment Agreement with Dean R. Marks on May 17, 2010 for his services as President and Chief Executive Officer.  The term of his agreement ends on August 21, 2013.  Mr. Marks’ total annual salary is $180,000 and options granted under our 2008 Equity Incentive Plan to purchase an aggregate 46,312 shares of our common stock.  The stock options vest 20% per year for each year of employment from the date of grant.  He is to receive additional compensation in the form of, and based on, the following: (i) 0.5% of our annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”) in excess of $200,000 if our annual EBITDA margin is less than 5%, and (ii) 1.5% of the Company’s annual EBITDA in excess of $200,000 if our annual EBITDA margin is greater than 5%, both forms of additional compensation of which is due to Mr. Marks within 90 days of our fiscal year-end and which payments will be accelerated upon a sale of the Company, merger involving the Company, or public offering of our securities.  Mr. Marks is entitled to a severance payment of $90,000 upon termination by the Company without cause if such termination occurs between December 31, 2010 and the expiration of the agreement.

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

On March 31, 2010, we entered into an amended employment agreement with Stephen Clevett while he was our Executive Vice President.  Under this agreement, Mr. Clevett’s total annual salary was $160,000.  For the 2009 fiscal year, the agreement called for a cash bonus of $20,000.  For the 2010 fiscal year, the agreements called for a cash bonus of $20,000 if the Company successfully completed a secondary public offering or alternative offering in an amount of at least $8 million during the year.  Terms for any bonuses to be paid for years subsequent to 2010 were to be set forth in a separate agreement.  Mr. Clevett also was to receive commissions under this agreement in the amount of $0.015 per each recognized U.S. dollar revenue for U.S. projects over 1 megawatt in size that he participates in, and commissions in the amount of $0.0075 per each recognized U.S. dollar revenue for U.S. projects less than 1 megawatt in size that he participates in, but limited to $80,000 in aggregate annual commissions.  If Mr. Clevett met the $80,000 aggregate annual commission limitation in a year, he would have been eligible to receive a grant of 20,000 shares of our common stock vesting over a 4-year period, subject to approval by our board of directors.   Pursuant to the agreement, he received options to purchase 100,000 shares of our common stock vesting over 4 years and a stock award of 25,000 shares of common stock vesting over 3 years.  The bonuses and commissions due to Mr. Clevett were to be accelerated upon a sale of at least 50% of the Company, a merger in which the Company loses a controlling interest, or a sale of an amount of shares equal to or in excess of 50% of the then-outstanding shares of common stock.  Mr. Clevett was entitled to a severance payment of $80,000 upon termination by the Company without cause, plus bonuses for such applicable year and all commissions earned through 6 months following the termination date, and any unvested portions of granted options and stock awards shall immediately vest upon such termination.  The initial term of this agreement expired on December 31, 2010 but automatically extended to a 1-year term and automatically was to extend in 1-year terms unless and until either Mr. Clevett or the Company provided 30 days’ written notice to the other party terminating the agreement.  These terms continued to be in force for Mr. Clevett’s promotion from Executive Vice President to President, but the agreement expired on December 31, 2011 as Mr. Clevett notified the Company that he did not wish to extend his employment beyond December 31, 2011.

Outstanding Equity Awards at December 31, 2011

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)

Dean Marks	33,572	(1)	50,360	(1)	-	$0.825	1/9/19	-		$-	-		$-
Miguel de Anquin	33,572	(1)	50,360	(1)	-	$0.825	1/9/19	-		$-	-		$-
Frank Sansone	125,000	(2)	125,000	(2)	-	$0.75	11/5/19	-		$-	-		$-
Frank Sansone	37,500	(3)	112,500	(3)	-	$0.75	2/19/20	-		$-	-		$-
Frank Sansone	-		-		-	$-	-	37,500	(4)	$8,250	37,500	(4)	$-
Stephen Clevett	50,000	(5)	-	(5)	-	$0.75	12/1/19	-		$-	-		$-
Stephen Clevett	40,000	(7)	-	(7)	-	$0.75	1/9/19	-		$-	-		$-
Stephen Clevett	-		-		-	$-	-	18,750	(6)	$4,125	18,750	(6)	$-

(1)	20% of this named executive officer’s options vest(ed) on January 1, 2010, January 1, 2011, January 1, 2012, January 1, 2013, and January 1, 2014.

(2)	25% of this named executive officer’s options vest(ed) on November 5, 2010, November 5, 2011, November 5, 2012, and November 5, 2013.

(3)	25% of this named executive officer’s options vest(ed) on February 19, 2011, February 19, 2012, February 19, 2013, and February 19, 2014.

(4)	On February 19, 2010, this named executive officer was granted a 50,000 stock award that vests/vested according to the following schedule: 25% on February 19, 2011, February 19, 2012, February 19, 2013, and February 19, 2014.

(5)	25% of this named executive officer’s options vested on December 1, 2010 and December 1, 2011. The remaining shares were forfeited upon Mr. Clevett’s resignation on December 31, 2011.

(6)	On May 15, 2010, this named executive officer was granted a 25,000 stock award that vests/vested according to the following schedule: one-third on May 15, 2011, May 15, 2012, and May 15, 2013.

(7)	20% of this named executive officer’s options vested on January 9, 2010 and January 9, 2011. The remaining shares were forfeited upon Mr. Clevett’s resignation on December 31, 2011.

Director Compensation

The following table provides compensation information for our directors during the fiscal year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-equity Incentive Plan Compen- sation	Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation ($)	Total ($)
Dean Marks (2)	$—	$—	$—	$—	$—	$—	$—
Miguel de Anquin (2)	$—	$—	$—	$—	$—	$—	$—
Kevin Murray (3)	$23,000	$86,730	$—	$—	$—	$—	$109,703
Robert Medearis	$25,500	$98,605	$—	$—	$—	$—	$124,105
Tommy Ross	$25,500	$96,875	$—	$—	$—	$—	$122,375
Hernan Martinez (4)	$8,000	$3,188	$—	$—	$—	$—	$11,188

(1)	Reflects dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to FASB ASC 805. The Company determines the overall value of the stock award as of the date of grant, and then expenses that value over the service period over which the stock award becomes exercisable (vested). As a general rule, for time in service-based stock awards, the Company will immediately expense any stock award or portion thereof that is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the stock award.

(2)	This individual’s compensation as a director is reflected in the Summary Compensation Table above.

(3)	Mr. Murray was a director until October 27, 2011.

(4)	Mr. Martinez became a director on October 27, 2011.

On March 25, 2010, we entered into a Second Amended and Restated Agreement to Serve as Member of the Board of Directors with Kevin Murray for his services as director.  Mr. Murray was required to attend at least two Board meetings via teleconference and at least two Board meetings in person per year.  His compensation was as follows: (i) $2,500 per Board meeting attended in person or by telephone and (ii) $1,000 per month.  Mr. Murray received a total 50,000 shares of our common stock for his service on the Board under the agreement.

On March 25, 2010, we entered into a Second Amended and Restated Agreement to Serve as Member of the Board of Directors with Robert Medearis for his services as a director. Mr. Medearis is required to attend at least two Board meetings via teleconference and at least two Board meetings in person per year.  His cash compensation is as follows: (i) $2,500 per Board meeting attended in person or by telephone and (ii) $1,000 per month.  Meetings attended by telephone for which the $2,500 compensation is due must be a meeting considered, at our sole discretion, to be of substantive significance and not incidental to Mr. Medearis’ role as a director.  Mr. Medearis received a total 50,000 shares of our common stock for his service on the Board under the agreement.

On March 14, 2011, we entered into a Second Amended and Restated Director Agreement with Tommy Ross for his services as a director.  Mr. Ross is required to attend at least two Board meetings via teleconference and at least two Board meetings in person per year.  His cash compensation is as follows: (i) $2,500 per Board meeting attended in person or by telephone and (ii) $1,000 per month.  Meetings attended by telephone for which the $2,500 compensation is due must be a meeting considered, at our sole discretion, to be of substantive significance and not incidental to Mr. Ross’ role as a director.  Mr. Ross received a total 33,000 shares of our common stock for his service on the Board under the agreement, and will receive 17,000 shares after his third year of service.

On November 10, 2011, we entered into an agreement for Hernan Martinez’s services as a director.  Mr. Martinez is required to attend at least 3 Board meetings in person, at least 1 Board meeting by telephone, and at least 1 meeting of independent directors per year.  He will receive $2,500 for each in-person and telephonic meeting and a monthly cash fee of $1,000.  He will also receive 16,500 shares of our common stock after completion of the first full year of service on the Board.  After a second full year of service, he will receive another 16,500 shares.  After a third full year of service, he will receive 17,000 shares.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans or Individual Compensation Arrangements

Please see the section titled “Securities Authorized for Issuance under Equity Compensation Plans” under Item 5 above.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of January 4, 2012, for each of the following persons:

•	each of our directors and each of the named executive officers;

•	all directors and named executive officers as a group; and

•	each person who is known by us to own beneficially 5% or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC.  Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name.  Unless otherwise indicated, the address of each beneficial owner listed below is 4961 Windplay Drive, Suite 100, El Dorado Hills, California 95762.  The percentage of class beneficially owned set forth below is based on 29,316,209 shares of common stock outstanding on January 4, 2012.

Name and Position	Number of Shares of Common Stock Beneficially Owned (1)		% of Shares of Common Stock Beneficially Owned (1)
Dean R. Marks, Chairman of the Board and Chief Executive Officer	11,347,624	(2)	38.6%
Miguel de Anquin, President, Corporate Secretary, and Director	6,834,997	(3)	23.3%
Frank J. Sansone, Chief Financial Officer	269,550	(4)	*
Robert Medearis, Director (5)	70,500	(6)	*
Tommy Ross, Director (7)	62,940	(8)	*
Hernan Martinez, Director (9)	0		*

5% Stockholders:
Bjorn Persson	2,587,875	(10)	8.8%
Esdras Ltd. (11)	2,547,126		8.7%

Genesis Capital Advisors, LLC (12)	1,580,598		5.4%
Vision Opportunity Master Fund, Ltd. (13)	2,928,689	(14)	9.99	%(14)

All Executive Officers and Directors as a Group (6 persons)	18,585,611		62.7%

* Less than 1%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)	This number includes 50,359 shares of common stock issuable upon exercise of stock options that were granted to this stockholder on January 9, 2009, 200 shares of common stock held by the stockholder’s wife, 16,200 shares of common stock issuable upon exercise of stock options that were granted to this stockholder’s wife on January 9, 2009, and 6,500 shares of common stock issuable upon exercise of stock options that were granted to this stockholder’s wife on February 19, 2010.

(3)	This number includes 50,359 shares of common stock issuable upon exercise of stock options that were granted to this stockholder on January 9, 2009.

(4)	This number includes 125,000 shares of common stock issuable upon exercise of stock options that were granted to this stockholder on November 5, 2009, 75,000 shares of common stock issuable upon exercise of stock options that were granted to this stockholder on February 19, 2010, and 12,500 shares of common stock issuable under an award of stock granted to this stockholder on February 19, 2010.

(5)	The address for this stockholder is 653 Miller Drive, Davis, California 95616.

(6)	This number includes 7,500 shares of common stock issuable upon exercise of stock options that were granted to this stockholder on February 19, 2010.

(7)	The address for this stockholder is 948 Shore Breeze Drive, Sacramento, California 95831.

(8)	This number includes 7,500 shares of common stock issuable upon exercise of stock options that were granted to this stockholder on February 19, 2010, an aggregate 3,130 shares of common stock held by the shareholder’s daughter, 640 shares of common stock held in joint tenancy with the shareholder’s son, and 370 shares of common stock held in the stockholder’s IRA account.

(9)	The address for this stockholder is 880 Old Farm Lane, Aptos, California 95003.

(10)	This number includes 40,719 shares of common stock issuable upon exercise of stock options that were granted to this stockholder on January 9, 2009.

(11)	The address for this stockholder is Via San Giovanni in Golfo 205/e, Campobasso, Italy. Massimo Saluppo has sole dispositive and voting power over these securities and may be deemed to be the beneficial owner of these securities.

(12)	The address for this stockholder is 15760 Ventura Blvd., Suite 1550, Encino, CA 91436. Ronald Andrikian and Charles Gilreath, as the members of this stockholder, have shared dispositive and voting power over these securities and may be deemed to be the beneficial owner of these securities.

(13)	The address for this stockholder is c/o Vision Capital Advisors, LLC, Attention: Michael Mosiello, 20 West 55th street, 5th Floor, New York, NY 10019. Adam Benowitz, as the managing member of Vision Capital Advisors, LLC, the investment advisor to this stockholder, has dispositive and voting power over these securities and may be deemed to be the beneficial owner of these securities.

(14)	This number includes 2,178,000 shares of common stock and 471,359 shares of common stock issuable upon conversion of 471,359 shares of our Series A Preferred Stock, which are presently convertible. This number does not include (i) 3,028,641 shares of common stock underlying its shares of Series A Preferred Stock, (ii) 2,800,000 shares of common stock underlying its shares of Series B Preferred Stock, or (iii) 1,600,000 shares of common stock underlying an option to purchase such shares because each of these securities held by the stockholder contains a restriction on conversion or exercise, as the case may be, limiting such holder’s ability to convert or exercise to the extent that such conversion or exercise would cause the beneficial ownership of the holder, together with its affiliates, to exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock as a result of a conversion or exercise. The stockholder may waive this limitation upon 61 days’ notice to the Company. As of the date of this report, however, the Company has not received any such notice.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Our board of directors has determined that it currently has 3 members who qualify as “independent” as the term is used in Section 803A and Rule 10A-3(b)(ii) promulgated thereunder of the Exchange Act and the listing standards of the Nasdaq Capital Market.  The independent directors are Robert Medearis, Tommy Ross, and Hernan Martinez.

Item 14.  Principal Accounting Fees and Services.

Macias Gini & O’Connell LLP served as our independent registered public accounting firm for our fiscal years ended December 31, 2011 and 2010.  The following table shows the fees that were billed for audit and other services provided by this firm during the 2011 and 2010 fiscal years:

	Fiscal Year Ended December 31,
	2011	2010
Audit Fees (1)	$186,637	$185,000
Audit-Related Fees (2)	19,955	75,566
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$206,592	$260,566

(1)	Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.
(2)	Audit-Related Fees – This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.
(3)	Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice
(4)	All Other Fees – This category consists of fees for other miscellaneous items.

Pre-Approval Policies and Procedures of the Audit Committee

Our audit committee approves the engagement of our independent auditors and is also required to pre-approve all audit and non-audit expenses.  During the fiscal year ended December 31, 2011, all of our audit and non-audit expenses were approved by our audit committee.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Financial Statements; Schedules

 Our consolidated financial statements for the years ended December 31, 2011 and 2010 begin on page F-1 of this annual report.  We are not required to file any financial statement schedules.

Exhibit Table

Exh. No.	Description
3.1	Certificate of Incorporation, as amended (15)

3.2	Bylaws, as amended (16)

4.1	Form of Warrant issued to Genalta Power Inc. (13)

10.1	Engagement Agreement between Genesis Capital Advisors, LLC and Premier Power Renewable Energy, Inc., dated October 31, 2008 (7)

10.2	Clarification Agreement between Registrant and Genesis Capital Advisors, LLC, dated April 28, 2010 (7)

10.3	Loan Agreement (Asset-Based) between Umpqua Bank and Premier Power Renewable Energy, Inc., dated July 13, 2009 (3)

10.4	Employment Agreement between Premier Power Renewable Energy, Inc. and Frank Sansone, dated November 5, 2009 (4)

10.5	Second Amended and Restated Agreement to Serve as Member of the Board of Directors between the Registrant and Kevin Murray, dated March 25, 2010 (5)

10.6	Employment Agreement Amendment #1 between Premier Power Renewable Energy, Inc. and Stephen Clevett, dated March 31, 2010 (10)

10.7	Escrow Agreement Amendment No. 3 between the Registrant, Rupinvest Sarl, Esdras Ltd., and Capita Trust Company Limited, dated April 24, 2010 (6)

10.8	Engagement Letter between Registrant and Merriman Curhan Ford & Co., dated April 27, 2010 (7)

10.9	Employment Agreement between the Registrant and Dean R. Marks, dated May 17, 2010 (8)

10.10	Employment Agreement between the Registrant and Miguel de Anquin, dated May 17, 2010 (8)

10.11	Securities Purchase Agreement Amendment No. 1 between the Registrant and Vision Opportunity Master Fund, Ltd., dated September 30, 2010 (9)

10.12	Amendment #1 to Share Exchange Agreement between the Registrant, Rupinvest Sarl, and Esdras Ltd., dated March 31, 2011 (11)

10.13	Amendment to Escrow Agreement between the Registrant, Rupinvest Sarl, Esdras Ltd., and Capita Trust Company Limited, dated April 19, 2011 (12)

10.14	Preferred Stock Purchase Agreement between the Registrant and Genalta Power Inc., dated June 7, 2011 (13)

10.15	Form of Investor Rights Agreement between the Registrant and Genalta Power Inc. (13)

10.16	Teaming Agreement between the Registrant and Renew Energy, Inc., dated June 10, 2011 (14)

10.17	Director Agreement between the Registrant and Robert Medearis, dated October 15, 2011 *

10.18	Director Agreement between the Registrant and Tommy Ross, dated October 15, 2011 *

10.19	Director Offer Letter & Agreement between the Registrant and Hernan Martinez, dated November 10, 2011 (17)

14.1	Code of Business Conduct and Ethics (2)

21.1	List of Subsidiaries (1)

23.1	Consent of Independent Registered Public Accounting Firm *

31.1	Section 302 Certificate of Chief Executive Officer *

31.2	Section 302 Certificate of Chief Financial Officer *

32.1	Section 906 Certificate of Chief Executive Officer *

32.2	Section 906 Certificate of Chief Financial Officer *

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this report shall be deemed “furnished” and not “filed.”

(1)	Filed on September 11, 2008 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(2)	Filed on November 7, 2008 as an exhibit to our Registration Statement on Form S-1, and incorporated herein by reference.

(3)	Filed on July 13, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(4)	Filed on November 5, 2009 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(5)	Filed on March 25, 2010 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(6)	Filed on April 27, 2010 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(7)	Filed on April 29, 2010 as an exhibit to our Registration Statement on Form S-1, and incorporated herein by reference.

(8)	Filed on May 28, 2010 as an exhibit to Amendment No. 1 to our Registration Statement on Form S-1/A, and incorporated herein by reference.

(9)	Filed on October 4, 2010 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(10)	Filed on February 11, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(11)	Filed on April 6, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(12)	Filed on April 21, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(13)	Filed on June 10, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

(14)	Filed on June 16, 2011 as an exhibit to Amendment No. 1 to our Registration Statement on Form S-1/A, and incorporated herein by reference.

(15)	Filed on August 15, 2011 as an exhibit to our Quarterly Report on Form 10-Q, and incorporated herein by reference.

(16)	Filed on August 24, 2011 as an exhibit to Amendment No. 1 to our Quarterly Report on Form 10-Q/A, and incorporated herein by reference.

(17)	Filed on November 10, 2011 as an exhibit to our Current Report on Form 8-K, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER POWER RENEWABLE ENERGY, INC.

/s/ Dean R. Marks
Dean R. Marks, Chief Executive Officer

Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Dean R. Marks	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 30, 2012
Dean R. Marks

/s/ Miguel de Anquin	President and Director	March 30, 2012
Miguel de Anquin

/s/ Frank J. Sansone	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2012
Frank J. Sansone

/s/ Robert Medearis	Director	March 30, 2012
Robert Medearis

/s/ Tommy Ross	Director	March 30, 2012
Tommy Ross

/s/ Hernan Martinez	Director	March 30, 2012
Hernan Martinez

