Form 10-K/A
period 2011-12-31
Premier Power Renewable Energy, Inc.
filed 2012-04-10
CIK 1388686

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment”) amends the Form 10-K filed by the Registrant for the fiscal year ended December 31, 2011, which was originally filed on April 4, 2012 (“Original 10-K”). The purpose of this Amendment is to re-file the certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes Oxley Act of 2002. The dates of these certifications filed with the Original 10-K were inadvertently and erroneously dated March 30, 2012 when they were in fact signed April 4, 2012. Also, the signature page to the Original 10-K contained signatures by Dean R. Marks as the Chief Executive Officer of the Registrant, and signatures by Mr. Marks, Miguel de Anquin, Frank J. Sansone, Robert Medearis, and Hernan Martinez on behalf of the Registrant and in each of their respective capacities, that were each inadvertently and erroneously dated March 30, 2012. The signatures from Messrs. Marks, de Anquin, Sansone, and Martinez were in fact from April 4, 2012, and the signature from Mr. Medearis was in fact from March 29, 2012.

Except as set forth above, our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 is not amended, updated, or otherwise modified.  This Amendment does not reflect events occurring after April 4, 2012, the date of filing the Original 10-K, or modify or update those disclosures that may have been affected by subsequent events.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER POWER RENEWABLE ENERGY, INC.

/s/ Dean R. Marks
Dean R. Marks, Chief Executive Officer

Date: April 10, 2012

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Dean R. Marks	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 10, 2012
Dean R. Marks

/s/ Miguel de Anquin	President and Director	April 9, 2012
Miguel de Anquin

/s/ Frank J. Sansone	Chief Financial Officer (Principal Financial and Accounting Officer)	April 10, 2012
Frank J. Sansone

/s/ Tommy Ross	Director	April 10, 2012
Tommy Ross