Form 10-Q
period 2012-03-31
Premier Power Renewable Energy, Inc.
filed 2012-05-15
CIK 1388686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The registrant had 29,422,709 shares of common stock, $0.0001 par value per share, issued and outstanding as of May 10, 2012.

PREMIER POWER RENEWABLE ENERGY, INC.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED MARCH 31, 2012

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	2

Item 4.	Controls and Procedures	8

PART II - OTHER INFORMATION

Item 6.	Exhibits	9

Signatures		10

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

1

PREMIER POWER RENEWABLE ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$803	$1,205
Accounts receivable, net of allowance for doubtful accounts of
$150 and $252 at March 31, 2012 and December 31, 2011, respectively	20,503	10,948
Inventory	2,200	2,090
Prepaid expenses and other current assets	3,449	4,180
Costs and estimated earnings in excess of billings on uncompleted contracts	288	640
Other receivables	60	54
Deferred tax assets	365	-
Total current assets	27,668	19,117

Property and equipment, net	313	319
Intangible assets, net	716	728
Goodwill	11,438	11,118
Other noncurrent assets	612	594
Total assets	$40,747	$31,876

LIABILITIES, CONTINGENTLY REDEEMABLE PREFERRED STOCK, AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,709	$12,918
Accrued liabilities	2,954	2,537
Billings in excess of costs and estimated earnings on uncompleted contracts	6,912	2,954
Income taxes payable	-	491
Customer deposits	98	58
Borrowings, current	1,086	904
Total current liabilities	29,759	19,862

Borrowings, non-current	267	284
Other noncurrent liabilities	1,429	1,411
Total liabilities	31,455	21,557

Commitments and contingencies (Note 5)

Contingently redeemable preferred stock:
Series C convertible preferred stock, contingently redeemable at $2,350,000, par value $.0001 per share: 2,350,000 shares designated; 20,000,000 shares of preferred stock authorized; 2,350,000 shares issued and outstanding at
March 31, 2012 and December 31, 2011	1,819	1,819

Shareholders' equity:
Series A convertible preferred stock, par value $.0001 per share: 5,000,000 shares designated; 20,000,000 shares of preferred stock authorized; 3,500,000 shares
issued and outstanding at March 31, 2012 and December 31, 2011	-	-
Series B convertible preferred stock, par value $.0001 per share: 2,800,000 shares designated; 20,000,000 shares of preferred stock authorized; 2,800,000 shares
issued and outstanding at March 31, 2012 and December 31, 2011	-	-
Common stock, par value $.0001 per share; 60,000,000 shares authorized;
29,350,209 and 29,316,209 shares issued and outstanding at
March 31, 2012 and December 31, 2011, respectively	3	3
Additional paid-in-capital	23,749	23,657
Accumulated deficit	(14,607)	(13,461)
Accumulated other comprehensive loss	(1,672)	(1,699)
Total shareholders' equity	7,473	8,500
Total liabilities, contingently redeemable preferred stock, and
shareholders' equity	$40,747	$31,876

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2012	2011

Revenues	$13,094	$12,811
Cost of revenues	(12,608)	(12,805)
Gross margin	486	6

Operating expenses:
Selling and marketing	427	1,023
General and administrative	1,273	1,833
Total operating expenses	1,700	2,856

Operating loss	(1,214)	(2,850)

Other (expense) income:
Interest expense	(37)	(30)
Other income (expense)	9	(1)
Change in fair value of contingent consideration liability	-	(92)
Loss on extinguishment of contingent consideration liability	-	(952)
Total other (expense) income, net	(28)	(1,075)

Loss before income taxes	(1,242)	(3,925)

Income tax benefit	96	186

Net loss	$(1,146)	$(3,739)

Loss Per Share:

Basic	$(0.04)	$(0.14)
Diluted	$(0.04)	$(0.14)

Weighted Average Shares Outstanding:

Basic	29,335	27,062
Diluted	29,335	26,062

The accompanying notes are an integral part of these financial statements.

F-2

PREMIER POWER RENEWABLE ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2012	2011

Net loss	$(1,146)	$(3,739)
Other comprehensive income:
Foreign currency translation adjustments	27	944

Comprehensive loss	$(1,119)	$(2,795)

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,146)	$(3,739)
Adjustments to reconcile net loss to net cash
used in operating activities:
Foreign currency transaction losses	11	21
Share-based compensation	92	602
Depreciation and amortization	56	76
Gain on sale of assets	(20)	(3)
Change in fair value of contingent consideration liability	-	92
Loss on extinguishment of contingent consideration liability	-	952
Deferred taxes	(358)	(189)
Changes in operating assets and liabilities:
Accounts receivable	(9,182)	7,337
Inventory	(56)	4,072
Prepaid expenses and other current assets	615	86
Costs and estimated earnings in excess of billings
on uncompleted contracts	360	(1,100)
Other receivables	(4)	207
Accounts payable	5,481	(6,218)
Accrued liabilities	373	472
Billings in excess of costs and estimated earnings
on uncompleted contracts	3,941	(4,789)
Taxes payable	(491)	(86)
Customer deposits	37	101
Net cash used in operating activities	(291)	(2,106)

Cash flows from investing activities:
Acquisition of property and equipment	(44)	(42)
Proceeds from sales of property and equipment	33	-
Net cash used in investing activities	(11)	(42)

Cash flows from financing activities:
Principal payments on borrowings	(133)	(556)
Proceeds from borrowings	135	848
Net cash provided by financing activities	2	292
Effect of foreign currency	(102)	62
Decrease in cash and cash equivalents	(402)	(1,794)
Cash and cash equivalents at beginning of period	1,205	3,390
Cash and cash equivalents at end of period	$803	$1,596

The accompanying notes are an integral part of these financial statements.

F-4

PREMIER POWER RENEWABLE ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

 (Continued)

	For the Three Months Ended March 31,
	2012	2011
Supplemental cash flow information:
Interest paid	$25	$30
Taxes paid	$-	$209

Non-cash investing and financing activities:
Reclassification of contingent consideration liability to equity		$2,516
Financing of prepaid insurance premiums through borrowings	$133	$126

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the Three Months Ended March 31, 2012

(in thousands)

(unaudited)

	Common Stock		Series A - Preferred Stock		Series B - Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance at January 1, 2012	29,316	$3	3,500	$-	2,800	$-	$23,657	$(13,461)	$(1,699)	$8,500

Net loss								(1,146)		(1,146)
Foreign currency translation adjustment									27	27
Share-based compensation	34	-					92			92

Balance at March 31, 2012	29,350	$3	3,500	$-	2,800	$-	$23,749	$(14,607)	$(1,672)	$7,473

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.

Notes to Consolidated Financial Statements

(unaudited)

1.             ORGANIZATION AND NATURE OF BUSINESS

Premier Power Renewable Energy, Inc., a Delaware corporation (“Parent”), through its wholly owned subsidiaries, Premier Power Renewable Energy, Inc., a California corporation (“Premier Power California”), and Rupinvest Sarl (“Rupinvest”), and Premier Power California’s two wholly owned subsidiaries, Bright Future Technologies LLC (“Bright Future”) and Premier Power Sociedad Limitada (“Premier Power Spain”), and Rupinvest’s two wholly owned subsidiaries, Premier Power Italy S.p.A. (“Premier Power Italy”) and Premier Power Development S.r.l. (“Premier Power Development”) (collectively the “Company”) distributes solar components and designs, engineers, and installs photovoltaic systems globally.

2.             SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. They should be read in conjunction with the consolidated financial statements and related notes to the Company’s consolidated financial statements for the years ended December 31, 2011 and 2010 appearing in the Company’s form 10-K for the fiscal year ended December 31, 2011 that is filed with Securities and Exchange Commission. The March 31, 2012 and 2011 unaudited interim consolidated financial statements on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. Certain information and note disclosures normally included the annual financial statements on Form 10-K have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

The consolidated financial statements include the accounts for the Parent and its subsidiaries. Intercompany balances, transactions, and cash flows are eliminated on consolidation.

Concentrations and Credit Risk – For the three months ended March 31, 2012, our largest customer was an Other European segment customer, which represented 78% of our total revenue. One customer accounted for 51.5% of the Company’s revenues for the three months ended March 31, 2011. Accounts receivable primarily consist of trade receivables and amounts due from state agencies and utilities for rebates on solar systems installed.  At March 31, 2012, four of the Company’s customers accounted for 27%, 15%, 13%, and 10% of the Company’s accounts receivables, respectively.  At March 31, 2011, three of the Company’s customers accounted for 20.7%, 15.8%, and 8.1% of the Company’s accounts receivables, respectively. The Company monitors account balances and follows up with accounts that are past due as defined in the terms of the contract with the customer. To date, the Company’s losses on uncollectible accounts receivable have been immaterial. The Company maintains an allowance for doubtful accounts receivable based on the expected collectability of its accounts receivable. The allowance for doubtful accounts is based on assessments of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, the allowance for doubtful accounts is increased. The allowance for doubtful accounts was $0.2 million and $0.3 million as of March 31, 2012 and December 31, 2011, respectively.  The change of $0.1 million in allowance of doubtful accounts was due to a write-off of uncollectible receivables balances of $0.2 million offset by bad debt expense of $0.1 million.

The Company purchases its solar modules from a limited number of vendors but believes that in the event it is unable to purchase solar panels from these vendors, alternative sources of solar modules will be available.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates include the allowance for doubtful accounts, warranty reserves, revenue recognition, evaluation of goodwill impairment, and income taxes. Actual results could differ from those estimates.

Goodwill and Other Intangible Assets – The Company does not amortize goodwill, but rather tests goodwill for impairment at least annually. We determine the fair value using a weighted market and income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we calculate the fair value of the reporting unit using selected comparable companies’ revenue multiples and apply an average of such companies’ multiples to the reporting unit’s revenue. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred, and we recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income. The Company performed its annual impairment analysis as of September 30, 2011. No impairment charge was recorded as a result of either of these tests. Any change in goodwill for the three months ended March 31, 2012 and 2011 is a result of changes in foreign currency rates.

PREMIER POWER RENEWABLE ENERGY, INC.

Notes to Consolidated Financial Statements

(unaudited)

The change in the carrying amount of goodwill for the three months ended March 31, 2012 and 2011 was as follows:

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Beginning Balance	$11,118	$11,368
Changes due to foreign currency fluctuations	320	695
Ending Balance	$11,438	$12,063

The carrying amount of goodwill by reportable segment is as follows:

	March 31,	December 31,
	2012	2011
	(in thousands)
Other European	$483	$483
Italy	10,955	10,635
	$11,438	$11,118

Intangible assets, consisting of a customer list, trademarks, and an employee contract, are amortized over their estimated useful lives ranging from 2-17 years.

Product Warranties – The Company warrants its projects for labor and materials associated with its installations. The Company’s warranty is ten years in California and generally five to ten years elsewhere in the U.S. depending upon each state’s specific requirements. Premier Power Italy provides a ten year warranty covering the labor and materials associated with its installations. Premier Power Spain provides a one year warranty for all contracts signed after December 31, 2006. Solar panels and inverters are warranted by the manufacturer for 25 years and 10 years, respectively. Activity in the Company’s accrued warranty reserve for the three months ended March 31, 2012 and 2011 were as follows:

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Beginning accrued warranty balance	$676	$577

Accruals related to warranties issued during period	27	27

Reduction for labor payments and claims made under the warranty	(7)	(15)

Ending accrued warranty balance	$696	$589

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

Foreign Currency – The functional currency of Premier Power Italy, Premier Power Development, and Premier Power Spain is the Euro. Their assets and liabilities are translated at period-end exchange rates, including goodwill, except for certain non-monetary balances, which are translated at historical rates. All income and expense amounts of Premier Power Italy, Premier Power Development, and Premier Power Spain are translated at average exchange rates for the respective period. Translation gains and losses are not included in determining net income (loss) but are accumulated in a separate component of stockholders’ equity and are included in comprehensive loss. Foreign currency transaction gains and losses are included in the determination of net income (loss) in the period in which they occur. For the three months ended March 31, 2012 and 2011, the foreign currency transaction loss was $0.01 million and $0.02 million, respectively, and recorded in other income (expense) on the consolidated statement of operations.

Income Taxes – The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon the weight of available evidence, including expected future earnings. A valuation allowance is recognized if it is more likely than not that some portion or all of a deferred tax asset will not be realized. At March 31, 2012 and 2011, the Company has a full valuation allowance for the net deferred tax asset associated with its U.S. operations. Prior to September 2008, the Company was not subject to federal income tax.

FASB ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company recognized no material adjustment in the liability for unrecognized income tax benefits as of March 31, 2012 and 2011. The Company does not expect there to be any material change to the assessment of uncertain tax positions over the next twelve months.

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

Recently Issued Accounting Pronouncements

 In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. ASU 2011-04 sets forth common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term "fair value." The adoption of ASU 2011-04 became effective for the Company's interim and annual periods beginning January 1, 2012 and did not have a material impact on the Company's consolidated financial statements as the changes relate only to additional disclosures.

In June 2011, the FASB issued ASU No 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"), which revises the manner in which companies present comprehensive income in their financial statements. The new guidance removes the current option to report other comprehensive income and its components in the statement of changes in equity and instead requires presenting in one continuous statement of comprehensive income or two separate but consecutive statements. The adoption of ASU 2011-05 became effective for the Company's interim and annual periods beginning January 1, 2012. We adopted this standard in the first quarter of 2012. The Company applied the two-statement approach, presenting components of net loss in the statement of operations and the components of other comprehensive loss along with a total for comprehensive loss in the statement of comprehensive loss.

PREMIER POWER RENEWABLE ENERGY, INC.

Notes to Consolidated Financial Statements

(unaudited)

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, ("ASU 2011-08"), which amends the guidance in Accounting Standard Codification ("ASC') 350-20, "Intangibles - Goodwill and Other." Under ASU 2011-08, entities have the option, under certain circumstances, of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. The adoption of ASU 2011-08 became effective for the Company's interim and annual periods beginning January 1, 2012. There was no impact to the Company's consolidated financial statements from the adoption of this ASU.

In November 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, ("ASU 2011-11"). This ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The adoption of ASU 2011-11 becomes effective for the Company's interim and annual periods beginning on or after January 1, 2013. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

3.           EARNINGS PER SHARE

Earnings per share is computed in accordance with the provisions of FASB ASC Topic 260. Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company’s outstanding convertible preferred shares using the “if converted” method and dilutive potential common shares. Potentially dilutive securities include convertible preferred stock, employee stock options, restricted shares, and contingently issuable shares for the purchase of Rupinvest for the three months ended March 31, 2011. Potentially dilutive common shares from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock.

	For the Three Months Ended March 31,
	2012	2011
	(in thousands, except per share data)
Net loss	$(1,146)	$(3,739)
Loss Per Share:
Basic	$(0.04)	$(0.14)
Diluted	$(0.04)	$(0.14)
Weighted Average Shares Outstanding:
Basic	29,335	27,062
Diluted	29,335	27,062

For the three months ended March 31, 2012 and 2011, there were issued and outstanding stock options exercisable for an aggregate of approximately 1,772,631 and 2,125,229 shares of common stock, respectively, that were anti-dilutive as their weighted average exercise price exceeded the average market price of the Company’s common stock. For the three months ended March 31, 2012 and 2011, there were approximately 9,171,000 and 8,304,000, respectively, of additional securities that were anti-dilutive due to the Company’s reported net loss. The Company has determined its Series C Preferred Stock, which was issued in the third quarter of 2011, constitute a participating security under ASC 260. However, as the Series C Preferred Stock shareholder has no obligation to share in the Company’s losses, the Company has determined that the use of the two class method for the three months ended March 31, 2012 is not appropriate.

PREMIER POWER RENEWABLE ENERGY, INC.

Notes to Consolidated Financial Statements

(unaudited)

4.             ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2012	2011
	(in thousands)
Payroll	$532	$449
Warranty reserve	696	676
Sales and local taxes	697	612
Accrued subcontractor's costs	739	634
Other operational accruals	290	166
	$2,954	$2,537

5.             COMMITMENTS AND CONTINGENCIES

Premier Power Spain is party to a month to month lease with thirty days’ notice for operating facilities in Pamplona, Spain.  Premier Power Italy is party to a non-cancelable renewable lease for operating facilities in Campobasso, Italy, which expires in 2016. These leases provide for annual rent increases tied to the Consumer Price Index or equivalent indices in Spain and Italy. During 2011, we exited our lease for offices in Anaheim, California and no loss on termination occurred. The leases require the following future payments as of March 31, 2012, subject to annual adjustment, if any (in thousands):

Through March 31,	Amount
2013	$56
2014	42
2015	28
2016	9
$135

At times we may enter into take or pay agreements with our suppliers. This provides pricing advantages to the Company in return for supply certainty. As of March 31, 2012 and 2011, there were no take or pay commitments outstanding and no losses have been incurred as a result of these agreements.

In September 2011, a solar panel manufacturer that the Company utilized for certain of the Company's solar facility installation projects declared bankruptcy. On certain of these projects, the Company’s customers were not satisfied with the performance of the solar panels and did not pay the Company for all amounts due. Prior to September 2011, the Company and this manufacturer had entered into an arrangement under which unpaid amounts due the Company from such customers would be paid by the manufacturer or netted against amounts due by the Company. At September 30, 2011, the Company was due $0.6 million related to such projects and owed $1.4 million for solar panels provided to it. As a result of the bankruptcy filing by the manufacturer, the Company has recorded such amounts as long term assets and liabilities. The Company believes that its agreement will be honored by the bankruptcy trustee of the solar panel manufacturer. However, such an agreement may be challenged by the bankruptcy trustee or others and such challenges could result in the loss of all or a portion of the payments due the Company, while the Company could be obligated to pay amounts due in full. Based on its assessment of the performance of the panels, and its agreement with the manufacturer, the Company ultimately believes that it will not suffer a loss upon the resolution of the bankruptcy. At March 31, 2012 and December 31, 2011, the Company has not recorded an allowance for any of the amounts due it from this manufacturer and upon the expiration of the statute of limitations may recognize a net gain of $0.8 million.

PREMIER POWER RENEWABLE ENERGY, INC.

Notes to Consolidated Financial Statements

(unaudited)

Legal Matters

On November 3, 2011, the Company received two letters from RF Douglas County Development Corp. (“RF”), purporting to be a notice of default and an assessment of liquidated damages of $704,000 against the Company under the terms of an August 18, 2010 Engineering, Procurement, and Construction Contract (“EPC Contract”) relating to a solar photovoltaic system in Douglas County, Colorado (“Project”).   RF claimed that the Company had failed to pay its subcontractor, Power Partners MasTec (“Power Partners”), amounts due under its subcontract (“Subcontract”) which caused Power Partners to file mechanics’ liens against the various sites of the Project.  On November 9, 2011, we rejected RF’s demands, claiming that the notices were ineffective and that RF had waived any liquidated damages.  The Company further claimed that RF had defaulted on its own payment obligations under the EPC Contract, which caused Power Partners to file its mechanics’ liens.  On December 19, 2011, Power Partners filed a demand for arbitration against the Company for approximately $2 million (which includes $0.4 million of change orders disputed by the Company) for amounts due under the Subcontract.  On December 20, 2011, Power Partners filed a complaint for foreclosure of mechanics’ liens and other relief against the Company, RF, and others in Colorado state court, which it simultaneously moved to stay pending the outcome of the arbitration.  On January 5, 2012, the Company filed a demand for arbitration against RF requesting an award for unpaid amounts for work performed under the EPC Contract totaling $1.6 million plus interest, costs, and attorneys’ fees.  The arbitration proceedings are at a very early stage, but we intend to aggressively defend our rights related to the Project. Under the terms of the contract, if we are unsuccessful in the arbitration proceedings, we believe we can withhold payment to Power Partners under similar liquidated damages provisions. As of March 31, 2012, accounts receivable includes $1.6 million due from RF, and accounts payable includes $1.6 million due to Power Partners in accordance with the terms of the contracts.

On March 15, 2012, we received a demand for arbitration from Power Partners relating to a solar photovoltaic system in the City of Willows, California (“Project”). Power Partners claimed that the Company failed to pay it, as subcontractor, the amount of $0.9 million due under a subcontract for labor, material and services provided. The Company is currently evaluating the demand. As of March 31, 2012, accounts payable includes $0.8 million due to Power Partners in accordance with the terms of the contract.

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

6.          SHARE-BASED COMPENSATION AND VALUATION OF STOCK OPTIONS AND RESTRICTED STOCK-BASED AWARDS

The Company’s 2008 Equity Incentive Plan (the “Incentive Plan”) provides for the issuance of incentive stock options and non-statutory stock options. The board of directors determines to whom grants are made and the vesting, timing, amounts, and other terms of such grants, subject to the terms of the Incentive Plan. Incentive stock options may be granted only to employees of the Company, while non-statutory stock options may be granted to the Company’s employees, officers, directors, certain consultants, and certain advisors. Options under the Incentive Plan vest as determined by the Board.  The term of the options granted under the Incentive Plan may not exceed 10 years, and the maximum number of shares of common stock that may be issued pursuant to stock options and stock awards granted under the Incentive Plan is 4,951,875 shares in the aggregate. Options convertible in to an aggregate 1,591,679 and 2,286,229 shares of common stock were outstanding under the Incentive Plan as of March 31, 2012 and 2011, respectively.

PREMIER POWER RENEWABLE ENERGY, INC.

Notes to Consolidated Financial Statements

(unaudited)

The following table sets forth a summary stock option activity for the three months ended March 31, 2012:

	Number of Shares	Weighted- Average Fair Value	Weighted- Average Fair Exercise Price

Outstanding at January 1, 2012	1,871,937	$2.04	$0.74
Granted	-	$-	$-
Forfeited/cancelled	(280,258)	$1.30	$0.73
Outstanding at March 31, 2012	1,591,679	$1.26	$0.72

Share-based compensation expense relating to these shares is being recognized over a weighted-average period of 4.3 years.

At March 31, 2012, there was $1.5 million of total unrecognized share-based compensation cost related to non-vested stock options.

The following tables summarize the total share-based compensation expense the Company recorded for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Cost of revenue	$3	$43
Selling and marketing	28	275
General and administrative	61	284
Total share-based compensation expense	$92	$602

Stock options awards to employees	$52	$335
Restricted and unrestricted common stock grants	40	267
Total share-based compensation expense	$92	$602

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options expected to vest	470,539	$0.73	7.82	$-

Restricted Stock Awards

The Company issues restricted stock awards to certain directors, officers, and employees under the Incentive Plan.  Compensation expense for such awards, based on the fair market value of the awards on the grant date, is recorded during the vesting period.

PREMIER POWER RENEWABLE ENERGY, INC.

Notes to Consolidated Financial Statements

(unaudited)

A summary of restricted stock awards activity is as follows:

	Number of Shares	Weighted Average Fair Price

Outstanding at January 1, 2012	347,500	$1.23
Granted	-	$-
Vested and issued	(34,000)	$3.40
Forfeited	-	$-
Outstanding at March 31, 2012	313,500	$1.00

In the three months ended March 31, 2012 and 2011, the Company issued 34,000 and 62,000 shares of its common stock, respectively, in connection with vested restricted stock awards.

7.           SEGMENT INFORMATION

The Company has adopted Segment Reporting (ASC 280) requiring segmentation based on the Company’s internal organization, reporting of revenue and other performance measures. Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility. There are three operating segments, as summarized below:

•	North America – consists of (i) commercial ground mount or rooftop solar energy projects generally ranging from 100kWh to 20MW provided to corporate, municipal, agricultural, and utility customers in the United States and Canada and (ii) residential that consists mainly of rooftop solar installations generally ranging from 5kWh to 40KWh provided to residential customers primarily in California. In 2011, the Company determined that it would reduce its residential activities in this segment. The Company does not distinguish the cash flows and operating results of its residential activities from the North America segment as a whole and the North America segment is managed as a single operating unit.

•	Italy – consists of distribution, ground mount, roof mount, and solar power plant installations, ranging from 10 kWh to 2 mWh.

•	Other European – consists of rooftop and groundmount solar installations generally ranging 5 kWh to 16 MW provided primarily to businesses and equity funds that own commercial buildings, warehouses or greenfields. The segment primarily serves countries in Europe other than Italy. In addition, our Other European segment consists of large scale international distribution and business development as well as EPC. The service we provide to our customers consists of large scale procurement, EPC, and consulting. Through our relationship with several key manufacturers we can provide pricing and availability advantages over the competition.

Currently, the Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of revenues, and gross margin. The following tables present the operations by each operating segment:

PREMIER POWER RENEWABLE ENERGY, INC.

Notes to Consolidated Financial Statements

(unaudited)

	For the Three Months Ended March 31, 2012
	North America	Italy	Other European	Total
	(in thousands)
Revenues	$1,121	$1,548	$10,425	$13,094
Cost of revenues	(1,143)	(1,390)	(10,075)	(12,608)
Gross margin (loss)	$(22)	$158	$350	486
Total operating expenses				(1,700)
Operating loss				$(1,214)

	For the Three Months Ended March 31, 2011
	North America	Italy	Other European	Total
	(in thousands)
Revenues	$7,374	$5,064	$373	$12,811
Cost of revenues	(7,840)	(4,619)	(346)	(12,805)
Gross margin (loss)	$(466)	$445	$27	6
Total operating expenses				(2,856)
Operating loss				$(2,850)

At March 31, 2012 and December 31, 2011, property and equipment located in North America, net of accumulated depreciation and amortization was approximately $0.1 million and $0.1 million, respectively.  Property and equipment located in foreign countries, net of accumulated depreciation and amortization was approximately $0.2 million at March 31, 2012 and December 31, 2011, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis of the results of operations and financial condition of Premier Power Renewable Energy, Inc.  for the quarter ended March 31, 2012 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Statement Regarding Forward-Looking Information, and Business sections in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Commission (“2011 Form 10-K).  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Our significant accounting policies are more fully described in our consolidated financial statements and included in our 2011 Form 10-K.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. ASU 2011-04 sets forth common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term "fair value." The adoption of ASU 2011-04 became effective for the Company's interim and annual periods beginning January 1, 2012 and did not have a material impact on the Company's consolidated financial statements as the changes relate only to additional disclosures.

In June 2011, the FASB issued ASU No 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"), which revises the manner in which companies present comprehensive income in their financial statements. The new guidance removes the current option to report other comprehensive income and its components in the statement of changes in equity and instead requires presenting in one continuous statement of comprehensive income or two separate but consecutive statements. The adoption of ASU 2011-05 became effective for the Company's interim and annual periods beginning January 1, 2012. The Company applied the two-statement approach, presenting components of net loss in the statement of operations and the components of other comprehensive loss along with a total for comprehensive loss in the statement of comprehensive loss.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, ("ASU 2011-08"), which amends the guidance in Accounting Standard Codification ("ASC') 350-20, "Intangibles - Goodwill and Other." Under ASU 2011-08, entities have the option, under certain circumstances, of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. The adoption of ASU 2011-08 became effective for the Company's interim and annual periods beginning January 1, 2012. There was no impact to the Company's consolidated financial statements.

In November 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, ("ASU 2011-11"). This ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The adoption of ASU 2011-11 becomes effective for the Company's interim and annual periods beginning on or after January 1, 2013. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

Results of Operations

Comparison of Three Months Ended March 31, 2012 and March 31, 2011

Our revenues for the three months ended March 31, 2012 were $13.1 million and $12.8 million for the three months ended March 31, 2011.  North American revenues were $1.1 million for the 2012 period and $7.4 million for the 2011 period. Our Italian operations provided $1.5 million of revenues for the 2012 period and $5.1 million of revenues for the 2011 period.  Other European revenues were $10.4 million for the 2012 period and $0.4 million for the 2011 period.

We had a net loss for the three months ended March 31, 2012 of $1.1 million, or $(0.04) per share, compared to a net loss for the three months ended March 31, 2011 of $3.7 million, or $(0.14) per share.  Net loss in the three months ended March 31, 2011 included losses of $1.1 million associated with changes in fair value and ultimate extinguishment of a contingent consideration liability.  Our profitability is primarily dependent upon revenue from sales to commercial, governmental, residential, and equity fund customers.  Profitability is also affected by the costs and expenses associated with installation of systems.  Cost of revenues decreased by $0.2 million, or 2%, in the three months ended March 31, 2012, compared to the prior same period.  Overall margin percentages increased from 0.0% in the prior period to 3.7% in the current period. Operating expenses decreased by $1.3 million, or 44%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Revenues

	For the Three Months Ended March 31,
(Dollars in thousands)	2012	2011	Change %
Revenues
North America	$1,121	$7,374	-85%
Italy	1,548	5,064	-69%
Other European	10,425	373	N/M
Total revenues	$13,094	$12,811	2%

Our revenues include revenue recognized under installation contracts using the percentage of completion method of accounting.  Additionally, we derive revenues from distribution sales to customers in Europe.  The decrease in North America was largely the result of the delay in the start of several projects that are currently in our backlog. We have continued to build a strong project pipeline and backlog in North America, and we have partnered with several power purchase agreement providers and have signed projects from these efforts.  Italian revenue was impacted by poor weather conditions which slowed construction activity and reduced distribution revenue. Additionally, delays in the finalization of the revised Italian feed in tariffs caused delays in projects. Subsequent to March 31, 2012, the Italian feed in tariffs was finalized and we expect certainty in the market through September 30, 2012. The increase in Other European revenues is largely the result of the revenue recognized from the Bulgarian project which we expect to continue through the second quarter of 2012.

Cost of Revenues

	For the Three Months Ended March 31,
(Dollars in thousands)	2012	2011	Change %
Cost of Revenues
North America	$1,143	$7,840	-85%
Italy	1,390	4,619	-70%
Other European	10,075	346	N/M
Total cost of revenues	$12,608	$12,805	-2%

Share-based compensation included above	$3	$43	-93%

Gross Margin (Loss) Percentage
North America	-1.9%	-6.3%
Italy	10.2%	8.8%
Other European	3.4%	7.2%
Total	3.7%	0.0%

Cost of revenues include all direct material and labor costs attributable to a project as well as certain indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs.  The 2% decrease in cost of revenues was primarily the result of increased gross margins from our projects, most significantly in North America and Italy market.  Cost of revenues for North America decreased $6.7 million, or 85%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  North America gross margin increased to negative 1.9% as a result of increased gross margins on our North American commercial projects as result of better purchasing and a reduction in our staffing levels and other costs in late 2011. Although reduced from the comparable quarter in the prior year, the negative gross margin was due to an insufficient volume of revenues to cover fixed operational costs.  The decrease in Italian cost of revenues of $3.2 million, or 70%, correlates to the 69% decrease in Italian revenues. The gross margin for our Italian operations was 10.2%, up 15.9% from the prior year.  Cost of revenues for our Other European operations increased $9.7 million from the prior year, which correlates to the increase in revenues from the Other European segment.  The gross margin for our Other European operations was 3.4%, down 53.6% from the prior year.  The decrease is from margin compression as the result of the increase in our distribution business, which typically carries lower margins than our traditional EPC revenue.

Operating Expenses

	For the Three Months Ended March 31,
(Dollars in thousands)	2012	2011	Change %
Selling and marketing expenses	$427	$1,023	-58.3%
General and administrative expenses	$1,273	$1,833	-30.6%

As a percent of revenue
Selling and marketing expenses	3.3%	8.0%
General and administrative expenses	9.7%	14.3%

Share-based compensation included above
Selling and marketing expenses	$28	$275	-89.8%
General and administrative expenses	$61	$284	-78.5%

Sales and Marketing Expense

Selling and marketing expenses consist primarily of personnel costs and costs related to our sales force and marketing staff.  They also include expenses relating to advertising, brand building, marketing promotions and trade show events, lead generation, and travel.  Selling and marketing expenses decreased $0.6 million, or 58%, largely as a result of reductions in our North America residential sales and marketing efforts as we reduced our efforts in the residential market and reductions in sales personnel headcount. In addition, we had a decrease of approximately $0.2 million in recognized share-based compensation.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources, and other administrative functions.  They also include professional service fees, bad debt expense, other corporate expenses and related overhead.  General and administrative expenses decreased by $0.6 million, or 31%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This decrease was largely driven by a reduction in our general and administrative head count by 30% and the consolidation of various offices. In addition, a decrease of approximately $0.2 million in recognized share-based compensation contributed to the decrease.

Other Income and Expenses

Other income and expense consists of change in fair value of contingent consideration liability, loss on extinguishment of contingent consideration liability, interest expense, transactional foreign currency gains (losses), and other income (expense).  Other expense, net of income, was $0.0 million for the three months ended March 31, 2012 and decreased by $1.0 million, or 99%, from other expense, net, of $1.0 million for the three months ended March 31, 2011. During 2011, we recognized a loss on the change in fair value of the contingent consideration liability of $0.1 million and a loss on extinguishment of the contingent consideration liability of $1.0 million.

Income Tax Benefit

The effective tax rates in the three months ended March 31, 2012 and 2011 were (8.4)% and (4.7)%, respectively.  The effective tax rates differed from the federal statutory rate of 34% primarily due to a 100%valuation allowance against net operating loss benefits generated in the U.S. due to uncertainty as to their future utilization.

LIQUIDITY

Cash Flows

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Net cash used in operating activities	$(291)	$(2,106)
Net cash used in investing activities	$(11)	$(42)
Net cash provided by financing activities	$2	$292
Decrease in cash and cash equivalents	$(402)	$(1,794)

We generate cash from operations primarily from cash collections related to installation and distribution revenues.  Net cash flow used in operating activities was approximately $0.3 million for the three months ended March 31, 2012, compared with net cash used in operating activities of $2.1 million for the three months ended March 31, 2011.  The decrease in net cash flow used in operating activities was primarily a result of the decrease in net loss of $2.6 million, increase of $9.2 million in accounts receivable, increase of $5.5 million in accounts payable, and increase in billings in excess of costs and estimated earnings on uncompleted contracts of $3.9 million. The increase in accounts receivable is primarily due to the timing of when projects were billed. The increase in accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts primarily relate to the timing of product purchases and deliveries of solar panels for a distribution contract in our Other European segment.

Net cash flow used in investing activities was $11,000 and $42,000 for the three months ended March 31, 2012 and 2011, respectively.  Both of these amounts were related to capital expenditures, net of any proceeds from the sale of property and equipment.

Net cash flow provided by financing activities was approximately $2,000 for the year ended March 31, 2012, compared to cash flow provided by financing activities of $0.3 million for the three months ended March 31, 2011.  The change in cash flows from financing activities primarily relate to borrowings and payment under debt facilities.

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

Additionally, a majority of our cash is held offshore, and while we do not currently believe there are any material limitations or restrictions on our ability to repatriate profits there may be tax consequences or changes in statutory rules which would affect our ability to do so.

The disruption in the credit markets has had a significant adverse impact on a number of financial institutions.  As of March 31, 2012, however, our liquidity and capital investments have not been materially adversely impacted, and we believe that they will not be materially adversely impacted in the near future.  We will continue to closely monitor our liquidity and the credit markets.  Nonetheless, we cannot predict with any certainty the impact to us of any further disruption in the credit environment, as we currently have limited financing options.

  There are no other known events that are expected to have a material impact on our short-term or long-term liquidity.

Capital Resources

As of March 31, 2012, we had $0.9 million of cash and cash equivalents.  At times we have extended payment terms on certain of our accounts payable from large solar projects that we believe will provide additional working capital.  We have financed our operations primarily through operating activities and equity financings.  In 2011, we received two loans from a founder in the total amount of $0.1 million.  These loans bear interest at 6% per annum and are payable on demand by the founder. Premier Power Spain has three unsecured loans totaling €0.5 million (€0.25 million, €0.2 million and €0.05 Million) and two short term line of credits for another €0.25 million (€0.2 Million and €0.05 Million)  which maximum borrowing allowed are €0.4 million as of March 31, 2012. Payments on the two loans began in March 2011, April 2012 and October 2012, respectively. The €0.25 million loan requires monthly principal payments of €5.5 thousand to the maturity date of February 2016. The €0.2 million loan requires monthly principal payments of €5.5 thousand to the maturity date of May 2015 and €0.05 Million loan requires one payment of €0.05 million by October 2012. The annual interest rates on these notes range from 6.035% to 7.315%. At March 31, 2012, the outstanding balance on the Premier Power Spain loans was $0.75 million. The short term lines bears interest at 4.03% and 4.15% at March 31, 2012.

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

We have $54.2 million of contracted backlog consisting of non-cancellable signed contracts for projects that the Company expects to complete within the next 12 months. The contracted backlog includes approximately $29.5 million in North America, approximately $19.0 million in Other European and $5.8 million in Italy as of March 31, 2012.  In addition, we have approximately 2MW of projects in Spain that we continue to evaluate as the Spanish government adjusts it solar incentives that has an effect on the value of the 2MW, and therefore we are excluding from our current backlog until the incentives are finalized.  In addition to our cash and cash equivalents and accounts receivable, we expect to invoice approximately $0.3 million against our costs and estimated earnings in excess of billings on uncompleted contracts in the next 90 days.  Thus, we believe that our current cash and cash equivalents, cash flow from operations, our factoring arrangement, and our line of credit in Spain are sufficient to continue operations for at least the next 12 months. However, we anticipate that we will need to obtain additional debt and/or equity financing in order to achieve our growth objectives and revenue targets for 2012.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Lines of Credit

Premier Power Spain has three unsecured loans totaling €0.5 million (€0.25 million, €0.2 million and €0.05 Million) and two short term line of credits for another €0.25 million (€0.2 Million and €0.05 Million) which maximum borrowing allowed are €0.4 million as of March 31, 2012. Payments on the three loans are scheduled to begin in March 2011, April 2012 and October 2012, respectively. The €0.25 million loan requires monthly principal payments of €5.5 thousand to the maturity date of February 2016. The €0.2 million loan requires monthly principal payments of €5.5 thousand to the maturity date of May 2015 and 0.05 Million loan requires one payment of €0.05 million by October 2012. The annual interest rates on these notes range from 6.035% to 7.315%. At March 31, 2012, the outstanding balance on the Premier Power Spain loans was $0.75 million. The short term lines bears interest at 4.03% and 4.15% at March 31, 2012.

At March 31, 2011, the Company had a factoring agreement with Prestige for up to $2 million of advances against eligible receivables.  There were no advances due to Prestige at March 31, 2012.

Additionally, we received two loans from a founder in the total amount of $0.1 million in 2011.  These loans bear interest at 6% per annum and are payable on demand by the founder.

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

The following table summarizes our contractual obligations as of March 31, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Contractual Obligations:
Bank Indebtedness, including interest	$1,403	$1,108	$211	$84
Operating Leases	135	56	70	9
	$1,538	$1,164	$281	$93

At times we enter into take or pay agreements with our suppliers.  This provides pricing advantages to the Company in return for supply certainty.  We currently have no take or pay commitments outstanding and have incurred no losses as a result of these agreements.

Off-Balance Sheet Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties.  We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders’ equity.  Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity, or market risk support to such entity.  We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk, or credit support to us or engages in leasing, hedging, or research and development services with us.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits.

Exh. No.	Description
3.1	Certificate of Incorporation, as amended (1)

3.2	Bylaws, as amended (1)

31.1	Section 302 Certification by the Corporation’s Principal Executive Officer *

31.2	Section 302 Certification by the Corporation’s Principal Financial and Accounting Officer *

32.1	Section 906 Certification by the Corporation’s Principal Executive Officer *

32.2	Section 906 Certification by the Corporation’s Principal Financial and Accounting Officer *

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.

(1)	Filed on August 15, 2011 as an exhibit to our Quarterly Report on Form 10-Q, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMIER POWER RENEWABLE ENERGY, INC.
(Registrant)

Date: May 15, 2012	By:	/s/ Dean R. Marks
Dean R. Marks
Chief Executive Officer and President (Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Frank J. Sansone
Frank J. Sansone
Chief Financial Officer (Principal Financial & Accounting Officer)

