Form 10-Q
period 2012-06-30
Premier Power Renewable Energy, Inc.
filed 2012-08-14
CIK 1388686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2012

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

The registrant had 30,752,709 shares of common stock, $0.0001 par value per share, issued and outstanding as of August 10, 2012.

PREMIER POWER RENEWABLE ENERGY, INC.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED JUNE 30, 2012

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	3

Item 4.	Controls and Procedures	12

PART II - OTHER INFORMATION

Item 6.	Exhibits	13

Signatures		14

2

 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PREMIER POWER RENEWABLE ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$389	$1,205
Accounts receivable, net of allowance for doubtful accounts of $147 and $ 252 at June 30, 2012 and December 31, 2011, respectively	22,190	10,948
Inventory	3,226	2,090
Prepaid expenses and other current assets	3,043	4,180
Costs and estimated earnings in excess of billings on uncompleted contracts	3,544	640
Other receivables	59	54
Total current assets	32,451	19,117

Property and equipment, net	222	319
Intangible assets, net	687	728
Goodwill	5,812	11,118
Other noncurrent assets	577	594
Total assets	$39,749	$31,876

LIABILITIES, CONTINGENTLY REDEEMABLE PREFERRED STOCK, AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,277	$12,918
Accrued liabilities	4,001	2,537
Billings in excess of costs and estimated earnings on uncompleted contracts	4,165	2,954
Income taxes payable	-	491
Deferred tax liabilities	38	-
Customer deposits	287	58
Borrowings, current	861	904
Total current liabilities	34,629	19,862

Borrowings, non-current	389	284
Other noncurrent liabilities	1,394	1,411
Total liabilities	36,412	21,557

Commitments and contingencies (Note 5)

Contingently redeemable preferred stock:
Series C convertible preferred stock, contingently redeemable at $2,350,000, par value $.0001 per share: 2,350,000 shares designated; 20,000,000 shares of preferred stock authorized; 2,350,000 shares issued and outstanding at June 30, 2012 and December 31, 2011	1,819	1,819

Shareholders' equity:
Series A convertible preferred stock, par value $.0001 per share: 5,000,000 shares designated; 20,000,000 shares of preferred stock authorized; 3,500,000 shares issued and outstanding at June 30, 2012 and December 31, 2011	-	-
Series B convertible preferred stock, par value $.0001 per share: 2,800,000 shares designated; 20,000,000 shares of preferred stock authorized; 2,800,000 shares issued and outstanding at June 30, 2012 and December 31, 2011	-	-
Common stock, par value $.0001 per share; 60,000,000 shares authorized; 29,452,709 and 29,316,209 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	3	3
Additional paid-in-capital	23,920	23,657
Accumulated deficit	(19,922)	(13,461)
Accumulated other comprehensive loss	(2,483)	(1,699)
Total shareholders' equity	1,518	8,500
Total liabilities, contingently redeemable preferred stock, and shareholders' equity	$39,749	$31,876

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$21,334	$26,550	$34,428	$39,361
Cost of revenues	(19,864)	(25,589)	(32,472)	(38,394)
Gross margin	1,470	961	1,956	967

Operating expenses:
Selling and marketing	450	1,217	877	2,240
General and administrative	1,232	1,691	2,505	3,524
Loss on impairment of goodwill	5,000	-	5,000	-
Total operating expenses	6,682	2,908	8,382	5,764

Operating loss	(5,212)	(1,947)	(6,426)	(4,797)

Other income (expense):
Interest expense	(14)	(51)	(51)	(81)
Other income	30	100	39	99
Change in fair value of contingent consideration liability	-	-	-	(92)
Loss on extinguishment of contingent consideration liability	-	-	-	(952)
Interest income	15	1	15	1
Total other income (expense), net	31	50	3	(1,025)

Loss before income taxes	(5,181)	(1,897)	(6,423)	(5,822)

Income tax (provision) benefit	(134)	(9)	(38)	177

Net loss	(5,315)	(1,906)	(6,461)	(5,645)

Less: Deemed dividend related to beneficial conversion feature on issuance of Series C Preferred Stock	-	(96)	-	(96)

Loss attributable to common shareholders	$(5,315)	$(2,002)	$(6,461)	$(5,741)

Loss Per Share:

Basic	$(0.18)	$(0.07)	$(0.22)	$(0.20)
Diluted	$(0.18)	$(0.07)	$(0.22)	$(0.20)

Weighted Average Shares Outstanding:

Basic	29,365	29,895	29,350	28,485
Diluted	29,365	29,895	29,350	28,485

The accompanying notes are an integral part of these financial statements.

F-2

PREMIER POWER RENEWABLE ENERGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Net loss	$(5,315)	$(1,906)	$(6,461)	$(5,645)
Other comprehensive income:
Foreign currency translation adjustments	(811)	303	(784)	1,247

Comprehensive loss	$(6,126)	$(1,603)	$(7,245)	$(4,398)

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(6,461)	$(5,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency transaction gains	(55)	(99)
Share-based compensation	257	1,033
Shares issued in exchange for services	6	-
Depreciation and amortization	115	144
Gain on sale of assets	(34)	(3)
Loss on impairment of goodwill	5,000	-
Change in fair value of contingent consideration liability	-	92
Loss on extinguishment of contingent consideration liability	-	952
Deferred taxes	31	(323)
Changes in operating assets and liabilities:
Accounts receivable	(11,727)	(3,920)
Inventory	(1,248)	6,393
Prepaid expenses and other current assets	1,072	45
Costs and estimated earnings in excess of billings
on uncompleted contracts	(3,016)	363
Other receivables	(6)	(9)
Accounts payable	12,911	4,723
Accrued liabilities	1,536	481
Billings in excess of costs and estimated earnings
on uncompleted contracts	1,224	(6,135)
Taxes payable	(491)	38
Customer deposits	238	44
Net cash used in operating activities	(648)	(1,826)

Cash flows from investing activities:
Acquisition of property and equipment	(45)	(36)
Proceeds from sales of property and equipment	44	-
Net cash used in investing activities	(1)	(36)

Cash flows from financing activities:
Principal payments on borrowings	(322)	(651)
Net borrowings on line of credit	-	1,149
Proceeds from borrowings	314	-
Proceeds from issuance of preferred stock and warrants, net of costs	-	2,100
Net cash (used in) provided by financing activities	(8)	2,598
Effect of foreign currency	(159)	231
(Decrease) increase in cash and cash equivalents	(816)	967
Cash and cash equivalents at beginning of period	1,205	3,390
Cash and cash equivalents at end of period	$389	$4,357

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

 (Continued)

	For the Six Months Ended June 30,
	2012	2011
Supplemental cash flow information:
Interest paid	$51	$81
Taxes paid	$-	$64

Non-cash investing and financing activities:

Financing of prepaid insurance through short term notes payable	$133	$126
Exchange of inventory and property and equipment in satisfaction of borrowings	$72
Reclassification of contingent consideration liability to equity		$2,516
Deemed dividend related to beneficial conversion feature on issuance of Series C Convertible Preferred Stock		$96

The accompanying notes are an integral part of these financial statements.

PREMIER POWER RENEWABLE ENERGY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the Six Months Ended June 30, 2012

(in thousands)

(unaudited)

	Common Stock		Series A – Preferred Stock		Series B - Preferred Stock		Additional Paid- In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total

Balance at January 1, 2012	29,316	$3	3,500	$-	2,800	$-	$23,657	$(13,461)	$(1,699)	$8,500

Net loss								(6,461)		(6,461)
Foreign currency translation adjustment									(784)	(784)
Issuance of common stock for services provided	30	-					6			6
Share-based compensation	107	-					257			257

Balance at June 30, 2012	29,453	$3	3,500	$-	2,800	$-	$23,920	$(19,922)	$(2,483)	$1,518

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

2.             SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States (“GAAP”) for interim financial information.  They should be read in conjunction with the consolidated financial statements and related notes to the Company’s consolidated financial statements for the years ended December 31, 2011 and 2010 appearing in the Company’s Form 10-K for the fiscal year ended December 31, 2011 that is filed with the Securities and Exchange Commission.  The June 30, 2012 and 2011 unaudited interim consolidated financial statements on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies.  Certain information and note disclosures normally included in the annual financial statements on Form 10-K have been condensed or omitted pursuant to those rules and regulations, although the Company’s management believes the disclosures made are adequate to make the information presented not misleading.  In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

The consolidated financial statements include the accounts for the Parent and its subsidiaries. Intercompany balances, transactions, and cash flows are eliminated on consolidation.

Concentrations and Credit Risk – Three customers accounted for 44%, 17%, and 16%, respectively, of the Company’s revenues for the three months ended June 30, 2012.    Three customers accounted for 26%, 22%, and 10%, respectively, of the Company’s revenues for the three months ended June 30, 2011.  Three customers accounted for 50%, 11%, and 11%, respectively, of the Company’s revenues for the six months ended June 30, 2012.  Two customers accounted for 35% and 15%, respectively, of the Company’s revenues for the six months ended, June 30, 2011.  Accounts receivable primarily consist of trade receivables and amounts due from state agencies and utilities for rebates on solar systems installed.  At June 30, 2012, the Company had two customers that accounted for 44% and 21% of the Company’s accounts receivable.  At December 31, 2011, the Company had four customers that accounted for 27%, 15%, 13%, and 10% of the Company’s accounts receivables, respectively. The Company monitors account balances and follows up with accounts that are past due as defined in the terms of the contract with the customer. The Company maintains an allowance for doubtful accounts receivable based on the expected collectability of its accounts receivable. The allowance for doubtful accounts is based on assessments of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, the allowance for doubtful accounts is increased.  The change in allowance for doubtful accounts was due to a write-off of uncollectible receivables balances of $0.2 million offset by bad debt expense of $0.1 million.

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

PREMIER POWER RENEWABLE ENERGY, INC.

Notes to Consolidated Financial Statements

(unaudited)

Goodwill and Other Intangible Assets – The Company does not amortize goodwill, but rather tests goodwill for impairment at least annually. We determine the fair value using a weighted market and income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we calculate the fair value of the reporting unit using selected comparable companies’ revenue multiples and apply an average of such companies’ multiples to the reporting unit’s revenue. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred, and we recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income. The Company tests goodwill for impairment annually on September 30, and whenever events occur or circumstances change that would more likely than not reduce the fair value of the goodwill below its carrying amount. The Company performed its annual impairment analysis as of September 30, 2011 and no impairment charge was recorded as a result of either of these tests.

We believe the transaction disclosed in Note 8 which indicated a significant decline in the market value of the Company represented a trigging event that required testing of goodwill for impairment. Accordingly, we tested goodwill for impairment at June 30, 2012. Certain assumptions used to determine the fair value of our Italian reporting unit for the purposes of the goodwill impairment test were revised, as of June 30, 2012 to reflect (1) reductions in the Italian feed-in-tariff that may affect future operating results; (2) the delay in our Italian reporting unit to expand its operations outside of the Italian market place; and (3) the decline in the overall market cap of the Company over the previous twelve months.  The Company has not completed step two of the two-step goodwill impairment test as it is in preparation of its annual impairment analysis as of September 30, 2012.  However, the Company has concluded that a goodwill impairment loss is probable and can be reasonably estimated.  As a result, the Company has recorded an estimated impairment loss of goodwill related to the Italian reporting unit of $5.0 million as of June 30, 2012.  The Company may incur an additional impairment charge as it completes its annual impairment analysis as of September 30, 2012.

The change in the carrying amount of goodwill for the six months ended June 30, 2012 and 2011 were as follows:

	For the Six Months Ended June 30,
	2012	2011
	(in thousands)
Beginning Balance	$11,118	$11,368
Loss on impairment	(5,000)	-
Changes due to foreign currency fluctuations	(306)	934
Ending Balance	$5,812	$12,302

The carrying amount of goodwill by reportable segment is as follows:

	June 30,	December 31,
	2012	2011
	(in thousands)
Other European	$483	$483
Italy	5,329	10,635
	$5,812	$11,118

Intangible assets, consisting of a customer list, trademarks, and an employee contract, are amortized over their estimated useful lives ranging from 2-17 years.

Product Warranties – The Company warrants its projects for labor and materials associated with its installations. The Company’s warranty is ten years in California and generally five to ten years elsewhere in the U.S. depending upon each state’s specific requirements. Premier Power Italy provides a ten year warranty covering the labor and materials associated with its installations. Premier Power Spain provides a one year warranty for all contracts signed after December 31, 2006. Solar panels and inverters are warranted by the manufacturer for 25 years and 10 years, respectively. Activity in the Company’s accrued warranty reserve for the three and six months ended June 30, 2012 and 2011 were as follows:

PREMIER POWER RENEWABLE ENERGY, INC.

Notes to Consolidated Financial Statements

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Beginning accrued warranty balance	$696	$589	$676	$577

Accruals related to warranties issued during period	(2)	77	25	104

Reduction for labor payments and claims made under the warranty	(76)	(23)	(83)	(38)

Ending accrued warranty balance	$618	$643	$618	$643

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

Foreign Currency – The functional currency of Premier Power Italy, Premier Power Development, and Premier Power Spain is the Euro. Their assets and liabilities are translated at period-end exchange rates, including goodwill, except for certain non-monetary balances, which are translated at historical rates. All income and expense amounts of Premier Power Italy and Premier Power Spain are translated at average exchange rates for the respective period. Translation gains and losses are not included in determining net income (loss) but are accumulated in a separate component of shareholders’ equity. Foreign currency transaction gains and losses are included in the determination of net income (loss) in the period in which they occur.  For the three and six months ended June 30, 2012, the foreign currency transaction gain $0.01 million and $0.05 million, respectively. For the three and six months ended June 30, 2011, the foreign currency transaction gain was $0.1 million and $0.1 million, respectively.

Income Taxes – The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon the weight of available evidence, including expected future earnings. A valuation allowance is recognized if it is more likely than not that some portion or all of a deferred tax asset will not be realized. At June 30, 2012 and 2011, the Company has a full valuation allowance for the net deferred tax asset associated with its U.S. operations. Prior to September 2008, the Company was not subject to federal income tax.

FASB ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company recognized no material adjustment in the liability for unrecognized income tax benefits as of June 30, 2012 and 2011. The Company does not expect there to be any material change to the assessment of uncertain tax positions over the next twelve months.

Premier Power Italy and Premier Power Development are organized under the laws of Italy and are subject to federal and provincial taxes. Premier Power Spain is organized under the laws of Spain and is subject to federal and provincial taxes.

PREMIER POWER RENEWABLE ENERGY, INC.

Notes to Consolidated Financial Statements

(unaudited)

Reclassifications – Certain reclassifications were made to prior year amounts to conform to the current year presentation.

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

3.           EARNINGS PER SHARE

Earnings per share is computed in accordance with the provisions of FASB ASC Topic 260. Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company’s outstanding convertible preferred shares using the “if converted” method and dilutive potential common shares. Potentially dilutive securities include convertible preferred stock, employee stock options, and restricted shares, and contingently issuable shares for the purchase of Rupinvest for the three and six months ended June 30, 2011. Potentially dilutive common shares from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options and the assumed vesting of outstanding restricted stock.

PREMIER POWER RENEWABLE ENERGY, INC.

Notes to Consolidated Financial Statements

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)		(in thousands, except per share data)
Net loss	$(5,315)	$(1,906)	$(6,461)	$(5,645)
Less: Deemed dividend related to beneficial conversion feature on Series C Convertible Preferred Stock	-	(96)	-	(96)
Net loss available to common shareholders	$(5,315)	$(2,002)	$(6,461)	$(5,741)

Loss Per Share:
Basic	$(0.18)	$(0.07)	$(0.22)	$(0.20)
Diluted	$(0.18)	$(0.07)	$(0.22)	$(0.20)

Weighted Average Shares Outstanding:
Basic	29,365	29,895	29,350	28,485
Diluted	29,365	29,895	29,350	28,485

For the three and six months ended June 30, 2012 and 2011, there were issued and outstanding stock options exercisable for an aggregate 1,510,729 and 2,298,729 shares of common stock, respectively, that were anti-dilutive as their weighted average exercise price exceeded the average market price of the Company’s common stock.  For the three and six months ended June 30, 2012, there were an additional 10,553,000 and 9,008,000 shares of common stock, respectively, that were anti-dilutive due to the Company’s reported net loss. For the three and six months ended June 30, 2011, there were an additional 8,650,000 and 6,300,000 shares of preferred stock, respectively, that were anti-dilutive due to the Company’s reported net loss. The Company has determined its Series C Preferred Stock, which was issued in the third quarter of 2011, constitute a participating security under ASC 260. However, as the Series C Preferred Stock shareholder has no obligation to share in the Company’s losses, the Company has determined that the use of the two class method for the three and six month periods ended June 30, 2012 is not appropriate.

4.             ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2012	2011
	(in thousands)
Payroll	$577	$449
Warranty reserve	618	676
Sales and local taxes	635	612
Accrued subcontractor's costs	1,772	634
Other operational accruals	399	166
	$4,001	$2,537

5.             COMMITMENTS AND CONTINGENCIES

Premier Power Spain is party to a month to month lease with thirty days’ notice for operating facilities in Pamplona, Spain.  Premier Power Italy is party to a non-cancelable renewable lease for operating facilities in Campobasso, Italy, which expires in 2016. These leases provide for annual rent increases tied to the Consumer Price Index or equivalent indices in Spain and Italy. During 2011, we exited our lease for offices in Anaheim, California and no loss on termination occurred. The leases require the following future payments as of June 30, 2012, subject to annual adjustment, if any (in thousands):

PREMIER POWER RENEWABLE ENERGY, INC.

Notes to Consolidated Financial Statements

(unaudited)

Through June 30,	Amount
2013	$52
2014	33
2015	26
2016	2
$113

At times we may enter into take or pay agreements with our suppliers. This provides pricing advantages to the Company in return for supply certainty. As of June 30, 2012 and 2011, there were no take or pay commitments outstanding and no losses have been incurred as a result of these agreements.

In September 2011, a solar panel manufacturer that the Company utilized for certain of the Company's solar facility installation projects declared bankruptcy. On certain of these projects, the Company’s customers were not satisfied with the performance of the solar panels and did not pay the Company for all amounts due. Prior to September 2011, the Company and this manufacturer had entered into an arrangement under which unpaid amounts due the Company from such customers would be paid by the manufacturer or netted against amounts due by the Company. At September 30, 2011, the Company was due $0.6 million related to such projects and owed $1.4 million for solar panels provided to it. As a result of the bankruptcy filing by the manufacturer, the Company has recorded such amounts as long term assets and liabilities. The Company believes that its agreement will be honored by the bankruptcy trustee of the solar panel manufacturer. However, such an agreement may be challenged by the bankruptcy trustee or others and such challenges could result in the loss of all or a portion of the payments due the Company, while the Company could be obligated to pay amounts due in full. Based on its assessment of the performance of the panels, and its agreement with the manufacturer, the Company ultimately believes that it will not suffer a loss upon the resolution of the bankruptcy. At June 30, 2012 and December 31, 2011, the Company has not recorded an allowance for any of the amounts due it from this manufacturer and upon the expiration of the statute of limitations may recognize a net gain of $0.8 million.

Legal Matters

On November 3, 2011, the Company received two letters from RF Douglas County Development Corp. (“RF”), purporting to be a notice of default and an assessment of liquidated damages of $704,000 against the Company under the terms of an August 18, 2010 Engineering, Procurement, and Construction Contract (“EPC Contract”) relating to a solar photovoltaic system in Douglas County, Colorado (“Project”).   RF claimed that the Company had failed to pay its subcontractor, Power Partners MasTec (“Power Partners”), amounts due under its subcontract (“Subcontract”) which caused Power Partners to file mechanics’ liens against the various sites of the Project.  On November 9, 2011, we rejected RF’s demands, claiming that the notices were ineffective and that RF had waived any liquidated damages.  The Company further claimed that RF had defaulted on its own payment obligations under the EPC Contract, which caused Power Partners to file its mechanics’ liens.  On December 19, 2011, Power Partners filed a demand for arbitration against the Company for approximately $2 million (which includes $0.4 million of change orders disputed by the Company) for amounts due under the Subcontract.  On December 20, 2011, Power Partners filed a complaint for foreclosure of mechanics’ liens and other relief against the Company, RF, and others in Colorado state court, which it simultaneously moved to stay pending the outcome of the arbitration.  On January 5, 2012, the Company filed a demand for arbitration against RF requesting an award for unpaid amounts for work performed under the EPC Contract totaling $1.6 million plus interest, costs, and attorneys’ fees.  The arbitration proceedings are scheduled for the fourth quarter of 2012 and we intend to aggressively defend our rights related to the Project. Under the terms of the contract, if we are unsuccessful in the arbitration proceedings, we believe we can withhold payment to Power Partners under similar liquidated damages provisions. As of June 30, 2012, accounts receivable includes $1.6 million due from RF, and accounts payable includes $1.6 million due to Power Partners in accordance with the terms of the contracts.

PREMIER POWER RENEWABLE ENERGY, INC.

Notes to Consolidated Financial Statements

(unaudited)

On March 15, 2012, we received a demand for arbitration from Power Partners relating to a solar photovoltaic system in the City of Willows, California (“Project”). Power Partners claimed that the Company failed to pay it, as subcontractor, the amount of $0.9 million due under a subcontract for labor, material and services provided. The arbitration proceedings are scheduled for the third quarter of 2012 and we intend to aggressively defend our rights related to the Project. As of June 30, 2012, accounts payable includes $0.8 million due to Power Partners in accordance with the terms of the contract.

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

6.          SHARE-BASED COMPENSATION AND VALUATION OF STOCK OPTIONS AND RESTRICTED STOCK-BASED AWARDS

The Company’s 2008 Equity Incentive Plan (the “Incentive Plan”) provides for the issuance of incentive stock options and non-statutory stock options. The board of directors determines to whom grants are made and the vesting, timing, amounts, and other terms of such grants, subject to the terms of the Incentive Plan. Incentive stock options may be granted only to employees of the Company, while non-statutory stock options may be granted to the Company’s employees, officers, directors, certain consultants, and certain advisors. Options under the Incentive Plan vest as determined by the Board.  The term of the options granted under the Incentive Plan may not exceed 10 years, and the maximum number of shares of common stock that may be issued pursuant to stock options and stock awards granted under the Incentive Plan is 4,951,875 shares in the aggregate. Options convertible in to an aggregate 1,510,729 and 2,298,729 shares of common stock were outstanding under the Incentive Plan as of June 30, 2012 and 2011, respectively.

The following table sets forth a summary stock option activity for the six months ended June 30, 2012:

		Weighted-	Weighted-
	Number of	Average Fair	Average Fair
	Shares	Value	Exercise Price
Outstanding at January 1, 2012	1,871,937	$2.04	$0.74
Granted	80,000	$0.12	$0.20
Forfeited/cancelled	(441,208)	$1.43	$0.81
Outstanding at June 30, 2012	1,510,729	$1.17	$0.67

Share-based compensation expense relating to these shares is being recognized over a weighted-average period of 4.1 years.

At June 30, 2012, there was $1.3 million of total unrecognized share-based compensation cost related to non-vested stock options.

The following tables summarize the total share-based compensation expense the Company recorded for the six and three months ended June 30, 2012 and 2011:

PREMIER POWER RENEWABLE ENERGY, INC.

Notes to Consolidated Financial Statements

(unaudited)

	For the Six Months Ended June 30,
	2012	2011
	(in thousands)
Cost of revenue	$32	$101
Selling and marketing	77	479
General and administrative	148	453
Total share-based compensation expense	$257	$1,033

Stock options awards to employees	$176	$350
Restricted and unrestricted common stock grants	81	683
Total share-based compensation expense	$257	$1,033

	For the Three Months Ended June 30,
	2012	2011
	(in thousands)
Cost of revenue	$29	$58
Selling and marketing	49	204
General and administrative	87	170
Total share-based compensation expense	$165	$432

Stock options awards to employees	$124	$348
Restricted and unrestricted common stock grants	41	84
Total share-based compensation expense	$165	$432

Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Options	Exercise Price	Term (in years)	Intrinsic Value
Options expected to vest	409,906	$0.71	7.65	$-

Restricted Stock Awards

The Company issues restricted stock awards to certain directors, officers, and employees under the Incentive Plan.  Compensation expense for such awards, based on the fair market value of the awards on the grant date, is recorded during the vesting period.

A summary of restricted stock awards activity is as follows:

PREMIER POWER RENEWABLE ENERGY, INC.

Notes to Consolidated Financial Statements

(unaudited)

		Weighted Average
	Number of Shares	Fair Price

Outstanding at January 1, 2012	347,500	$1.23
Granted	1,300,000	$0.20
Vested and issued	(106,500)	$1.91
Forfeited	-	$-
Outstanding at June 30, 2012	1,541,000	$0.31

In the six months ended June 30, 2012 and 2011, the Company issued 106,500 and 62,000 shares of its common stock, respectively, in connection with vested restricted stock awards.  In the six months ended June 30, 2012 and 2011, the Company issued 30,000 and 217,000 shares, respectively, of its common stock as share based compensation or payment for services with immediate vesting.

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

PREMIER POWER RENEWABLE ENERGY, INC.

Notes to Consolidated Financial Statements

(unaudited)

	For the Six Months Ended June 30, 2012
	North America	Italy	Other European	Total
	(in thousands)
Revenues	$4,989	$10,906	$18,533	$34,428
Cost of revenues	(4,642)	(10,120)	(17,710)	(32,472)
Gross margin	$347	$786	$823	1,956
Total operating expenses				(8,382)
Operating loss				$(6,426)

	For the Six Months Ended June 30, 2011
	North America	Italy	Other European	Total
	(in thousands)
Revenues	$17,273	$13,348	$8,740	$39,361
Cost of revenues	(18,035)	(12,072)	(8,287)	(38,394)
Gross (loss) margin	$(762)	$1,276	$453	967
Total operating expenses				(5,764)
Operating loss				$(4,797)

	For the Three Months Ended June 30, 2012
	North America	Italy	Other European	Total
	(in thousands)
Revenues	$3,868	$9,358	$8,108	$21,334
Cost of revenues	(3,499)	(8,730)	(7,635)	(19,864)
Gross margin	$369	$628	$473	1,470
Total operating expenses				(6,682)
Operating loss				$(5,212)

	For the Three Months Ended June 30, 2011
	North America	Italy	Other European	Total
	(in thousands)
Revenues	$9,898	$8,284	$8,368	$26,550
Cost of revenues	(10,195)	(7,453)	(7,941)	(25,589)
Gross (loss) margin	$(297)	$831	$427	961
Total operating expenses				(2,908)
Operating loss				$(1,947)

At June 30, 2012 and December 31, 2011, property and equipment located in North America, net of accumulated depreciation and amortization was approximately $0.1 million.  Property and equipment located in foreign countries, net of accumulated depreciation and amortization was approximately $0.2 million at June 30, 2012 and December 31, 2011.

8.           SUBSEQUENT EVENT

On July 11, 2012, a change in control of the Company occurred. In a private sale transaction, GASCOM RENEW SPA, an Italian energy company (“GASCOM”), purchased an aggregate 16,458,853 shares of the Company’s common stock from two shareholders, representing a total 55.9% of the Company’s voting stock. GASCOM purchased 10,746,215 of the shares from Dean Marks for cash consideration of $973,800 and 5,712,638 of the shares from Miguel de Anquin for cash consideration of $826,200. Dean Marks is also the Company’s Chief Executive Officer and Chairman of the Board of Directors and Miguel de Anquin is the Company’s President and a member of the Board of Directors.

On July 1, 2012, certain redemption rights in the event of a change in control of the Company in which the Company is not liquidate held by our Series C Convertible Preferred Stock (Series C Stock) holders expired and the Company will be reporting the Series C Stock as a component of equity in future periods. As the change in control event, discussed above, occurred after the expiration of the redemption rights, the Company did not accrete the Series C Stock to its full redemption amount. Additionally, beginning in December 2012, the Series C Stock holders are due a monthly dividend of $0.01667 per share ($0.20 per year) since a defined change in control of the Company did not occur prior to June 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis of the results of operations and financial condition of Premier Power Renewable Energy, Inc.  for the quarter ended June 30, 2012 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Statement Regarding Forward-Looking Information, and Business sections in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Commission (“2011 Form 10-K).  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Goodwill

The Company tests goodwill for impairment annually on September 30, and whenever events occur or circumstances change that would more likely than not reduce the fair value of the goodwill below its carrying amount. The Company performed its annual impairment analysis as of September 30, 2011 and no impairment charge was recorded as a result of either of these tests.

We believe the transaction disclosed in Note 8 which indicated a significant decline in the market value of the Company represented a triggering event that required testing of goodwill for impairment. Accordingly, we tested goodwill for impairment at June 30, 2012. Certain assumptions used to determine the fair value of our Italian reporting unit for the purposes of the goodwill impairment test were revised, as of June 30, 2012 to reflect (1) reductions in the Italian feed-in-tariff that may affect future operating results; (2) the delay in our Italian reporting unit to expand its operations outside of the Italian market place; and (3) the decline in the overall market cap of the Company over the previous twelve months.  The Company has not completed step two of the two-step goodwill impairment test as it is in preparation of its annual impairment analysis as of September 30, 2012.  However, the Company has concluded that a goodwill impairment loss is probable and can be reasonably estimated.  As a result, the Company has recorded an estimated impairment loss of goodwill related to the Italian reporting unit of $5.0 million as of June 30, 2012.  The Company may incur an additional impairment charge as it completes its annual impairment analysis as of September 30, 2012.

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

In June 2011, the FASB issued ASU No 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"), which revises the manner in which companies present comprehensive income in their financial statements. The new guidance removes the current option to report other comprehensive income and its components in the statement of changes in equity and instead requires presenting in one continuous statement of comprehensive income or two separate but consecutive statements. The adoption of ASU 2011-05 became effective for the Company's interim and annual periods beginning January 1, 2012. The Company applied the two-statement approach, presenting components of net income in the statement of income and the components and total of other comprehensive income along with a total for comprehensive income in the statement of comprehensive income.

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

Results of Operations

Comparison of Three Months Ended June 30, 2012 and June 30, 2011

Our revenues for the three months ended June 30, 2012 were $21.3 million and $26.6 million for the three months ended June 30, 2011.  North American revenues were $3.9 million for the 2012 period and $9.9 million for the 2011 period. Our Italian operations provided $9.4 million of revenues for the 2012 period and $8.3 million of revenues for the 2011 period.  Other European revenues were $8.1 million for the 2012 period and $8.4 million for the 2011 period.

We had a net loss for the three months ended June 30, 2012 of $5.2 million, or $(0.18) per share, compared to a net loss for the three months ended June 30, 2011 of $2.0 million, or $(0.07) per share.  Our profitability is primarily dependent upon revenue from sales to commercial, governmental, residential, and equity fund customers.  Profitability is also affected by the costs and expenses associated with installation of systems.  Cost of revenues decreased by $5.7 million, or 22%, in the three months ended June 30, 2012, compared to the prior same period.  Overall margin percentages increased from 3.6% in the prior period to 6.9% in the current period. Operating expenses increased by $3.8 million, or 131%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, primarily due to an impairment charge of $5.0 million to our Italian segment’s goodwill.

Revenues

	For the Three Months Ended June 30,
(Dollars in thousands)	2012	2011	Change %
Revenues
North America	$3,868	$9,898	-61%
Italy	9,358	8,284	13%
Other European	8,108	8,368	-3%
Total revenues	$21,334	$26,550	-20%

Our revenues include revenue recognized under installation contracts using the percentage of completion method of accounting.  Additionally, we derive revenues from distribution sales to customers in Europe.  The decrease in North America was largely the result of the delay in the start of several projects that are currently in our backlog. We have continued to build a strong project pipeline and backlog in North America, and we have partnered with several power purchase agreement providers and have signed projects from these efforts.  Italian revenue increased as a result of the finalization of the revised Italian feed in tariffs which provided clarity to the market through September 30, 2012. The Other European revenues remained consistent compared to the same period prior year as a result of the revenue recognized from a large Bulgarian project.

Cost of Revenues

	For the Three Months Ended June 30,
(Dollars in thousands)	2012	2011	Change %
Cost of Revenues
North America	$3,499	$10,195	-66%
Italy	8,730	7,453	17%
Other European	7,635	7,941	-4%
Total cost of revenues	$19,864	$25,589	-22%

Share-based compensation included above	$29	$58	-50%

Gross Margin (Loss) Percentage
North America	9.5%	-3.0%
Italy	6.7%	10.0%
Other European	5.8%	5.1%
Total	6.9%	3.6%

Cost of revenues include all direct material and labor costs attributable to a project as well as certain indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs.  The 22% decrease in cost of revenues was primarily the result of increased gross margins from our projects, most significantly in North America and by decreased revenues.  Cost of revenues for North America decreased $6.7 million, or 66%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  North America gross margin increased to 9.5% as a result of increased gross margins on our North American commercial projects as result of better purchasing and a reduction in our staffing levels and other costs in late 2011. The increase in Italian cost of revenues of $1.3 million, or 17%, correlates to the 13% increase in Italian revenues. The gross margin for our Italian operations was 6.7%, down 33% from the prior year as a result of in the prior year we recognized margin from a large solar project and did not have a similar project in this quarter.  Cost of revenues for our Other European operations decreased $0.3 million from the prior year, which correlates to the decrease in revenues from the Other European segment.  The gross margin for our Other European operations was 5.8%, up 14% from the prior year.

Operating Expenses

	For the Three Months Ended June 30,
(Dollars in thousands)	2012	2011	Change %
Selling and marketing expenses	$450	$1,217	-63.0%
General and administrative expenses	$1,232	$1,691	-27.1%
Loss on impairment of goodwill	$5,000	$-	n/m

As a percent of revenue
Selling and marketing expenses	2.1%	4.6%
General and administrative expenses	5.8%	6.4%
Loss on impairment of goodwill	23.4%	0.0%

Share-based compensation included above
Selling and marketing expenses	$49	$204	-76.0%
General and administrative expenses	$87	$170	-48.8%

Sales and Marketing Expense

Selling and marketing expenses consist primarily of personnel costs and costs related to our sales force and marketing staff.  They also include expenses relating to advertising, brand building, marketing promotions and trade show events, lead generation, and travel.  Selling and marketing expenses decreased $0.8 million, or 63%, largely as a result of reductions in our North America residential sales and marketing efforts as we reduced our efforts in the residential market and reductions in sales personnel headcount. In addition, we had a decrease of approximately $0.2 million in recognized share-based compensation.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources, and other administrative functions.  They also include professional service fees, bad debt expense, other corporate expenses and related overhead.  General and administrative expenses decreased by $0.5 million, or 27%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. This decrease was largely driven by a reduction in our general and administrative head count and the consolidation of various offices. In addition, a decrease of approximately $0.1 million in recognized share-based compensation contributed to the decrease.

Impairment Charge

During the second quarter of 2012, we recorded an estimated impairment charge of $5.0 million to reduce the carrying amount of goodwill of our Italian reporting segment. See Note 2 and above for a discussion of the impairment charge for goodwill related to our Italian reporting segment.

Other Income and Expenses

Other income and expense consists of change in fair value of contingent consideration liability, loss on extinguishment of contingent consideration liability, interest expense, transactional foreign currency gains (losses), and other income (expense).  Other income, net of expense, was $0.0 million and $0.1 million for the three months ended June 30, 2012 and 2011, respectively.

Income Tax Benefit

The effective tax rates in the three months ended June 30, 2012 and 2011 were (2.6)% and 0.0%, respectively.  The effective tax rates differed from the federal statutory rate of 34% primarily due to a 100% valuation allowance against net operating loss benefits generated in the U.S. due to uncertainty as to their future utilization.

Comparison of Six Months Ended June 30, 2012 and June 30, 2011

Our revenues for the six months ended June 30, 2012 were $34.4 million and $39.4 million for the six months ended June 30, 2011.  North American revenues were $5.0 million for the 2012 period and $17.3 million for the 2011 period. Our Italian operations provided $10.9 million of revenues for the 2012 period and $13.3 million of revenues for the 2011 period.  Other European revenues were $18.5 million for the 2012 period and $8.7 million for the 2011 period.

We had a net loss for the six months ended June 30, 2012 of $6.5 million, or $(0.22) per share, compared to a net loss for the six months ended June 30, 2011 of $5.7 million, or $(0.20) per share.  Net loss in the six months ended June 30, 2012 included an impairment charge of $5.0 million associated with the reduction of the carrying amount of goodwill of our Italian reporting segment. Net loss in the six months ended June 30, 2011 included losses of $1.1 million associated with changes in fair value and ultimate extinguishment of a contingent consideration liability.  Our profitability is primarily dependent upon revenue from sales to commercial, governmental, and equity fund customers.  Profitability is also affected by the costs and expenses associated with installation of systems.  Cost of revenues decreased by $5.9 million, or 15%, in the six months ended June 30, 2012, compared to the prior same period.  Overall margin percentages increased from 2.5% in the prior period to 5.7% in the current period. Operating expenses increased by $2.7 million, or 46%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, largely due to the charge for goodwill impairment.

Revenues

	For the Six Months Ended June 30,
(Dollars in thousands)	2012	2011	Change %
Revenues
North America	$4,989	$17,273	-71%
Italy	10,906	13,348	-18%
Other European	18,533	8,740	112%
Total revenues	$34,428	$39,361	-13%

Our revenues include revenue recognized under installation contracts using the percentage of completion method of accounting.  Additionally, we derive revenues from distribution sales to customers in Europe.  The decrease in North America was largely the result of the delay in the start of several projects that are currently in our backlog. We have continued to build a strong project pipeline and backlog in North America, and we have partnered with several power purchase agreement providers and have signed projects from these efforts.  Italian revenue was impacted by delays in the finalization of the revised Italian feed in tariffs caused delays in projects. Subsequent to March 31, 2012, the Italian Feed-in-Tariff was finalized and we expect certainty in the market through September 30, 2012. The increase in Other European revenues is largely the result of the revenue recognized from the Bulgarian project.

Cost of Revenues

	For the Six Months Ended June 30,
(Dollars in thousands)	2012	2011	Change %
Cost of Revenues
North America	$4,642	$18,035	-74%
Italy	10,120	12,072	-16%
Other European	17,710	8,287	114%
Total cost of revenues	$32,472	$38,394	-15%

Share-based compensation included above	$32	$101	-68%

Gross Margin (Loss) Percentage
North America	7.0%	-4.4%
Italy	7.2%	9.6%
Other European	4.4%	5.2%
Total	5.7%	2.5%

Cost of revenues include all direct material and labor costs attributable to a project as well as certain indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs.  The 15% decrease in cost of revenues was primarily the result of increased gross margins from our projects, most significantly in North America and a corresponding decrease in revenue.  Cost of revenues for North America decreased $13.4 million, or 74%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  North America gross margin increased to 7.0% as a result of increased gross margins on our North American commercial projects as result of better purchasing and a reduction in our staffing levels and other costs in late 2011. The decrease in Italian cost of revenues of $2.0 million, or 16%, correlates to the 18% decrease in Italian revenues. The gross margin for our Italian operations was 7.2%, down 25% from the prior year.  Cost of revenues for our Other European operations increased $9.4 million from the prior year, which correlates to the increase in revenues from the Other European segment.  The gross margin for our Other European operations was 4.4%, down 15% from the prior year.  The decrease is from margin compression as the result of the increase in our distribution business, which typically carries lower margins than our traditional EPC revenue.

Operating Expenses

	For the Six Months Ended June 30,
(Dollars in thousands)	2012	2011	Change %
Selling and marketing expenses	$877	$2,240	-60.8%
General and administrative expenses	$2,505	$3,524	-28.9%
Loss on impairment of goodwill	$5,000	$-	n/m

As a percent of revenue
Selling and marketing expenses	2.5%	5.7%
General and administrative expenses	7.3%	9.0%
Loss on impairment of goodwill	14.5%	0.0%

Share-based compensation included above
Selling and marketing expenses	$77	$479	-83.9%
General and administrative expenses	$148	$454	-67.4%

Selling and Marketing Expense

Selling and marketing expenses consist primarily of personnel costs and costs related to our sales force and marketing staff.  They also include expenses relating to advertising, brand building, marketing promotions and trade show events, lead generation, and travel.  Selling and marketing expenses decreased $1.4 million, or 61%, largely as a result of reductions in our North America residential sales and marketing efforts as we reduced our efforts in the residential market and reductions in sales personnel headcount. In addition, we had a decrease of approximately $0.4 million in recognized share-based compensation.

General and Administrative Expenses

General and administrative expenses consist of personnel and related costs for accounting, legal, information systems, human resources, and other administrative functions.  They also include professional service fees, bad debt expense, other corporate expenses and related overhead.  General and administrative expenses decreased by $1.0 million, or 28.9%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. This decrease was largely driven by a reduction in our general and administrative head count and the consolidation of various offices. In addition, a decrease of approximately $0.3 million in recognized share-based compensation contributed to the decrease.

Impairment Charge

During the second quarter of 2012, we recorded an estimated impairment charge of $5.0 million to reduce the carrying amount of goodwill of our Italian reporting segment. See Note 2 and above for a discussion of the impairment charge for goodwill related to our Italian reporting segment.

Other Income and Expenses

Other income and expense consists of change in fair value of contingent consideration liability, loss on extinguishment of contingent consideration liability, interest expense, transactional foreign currency gains (losses), and other income (expense).  Other expense, net of income, was $0.0 million for the six months ended June 30, 2012 and decreased by $1.0 million, or 99%, from other expense, net, of $1.0 million for the six months ended June 30, 2011. During 2011, we recognized a loss on the change in fair value of the contingent consideration liability of $0.1 million and a loss on extinguishment of the contingent consideration liability of $1.0 million.

Income Tax Benefit

The effective tax rates in the six months ended June 30, 2012 and 2011 were (0.6)% and 3.0%, respectively.  The effective tax rates differed from the federal statutory rate of 34% primarily due to a 100% valuation allowance against net operating loss benefits generated in the U.S. due to uncertainty as to their future utilization.

LIQUIDITY

Cash Flows

	For the Six Months Ended June 30,
	2012	2011
	(in thousands)
Net cash used in operating activities	$(648)	$(1,826)
Net cash used in investing activities	$(1)	$(36)
Net cash (used in) provided by financing activities	$(8)	$2,598
(Decrease) increase in cash and cash equivalents	$(816)	$967

We generate cash from operations primarily from cash collections related to installation and distribution revenues.  Net cash flow used in operating activities was approximately $0.6 million for the six months ended June 30, 2012, compared with net cash used in operating activities of $1.8 million for the six months ended June 30, 2011, an improvement of $1.2 million. Net loss for the six months ended June 30, 2012 was $6.5 million compared to $5.6 million for the comparable period in the prior year, however each year includes significant noncash expenses: the $5.0 million goodwill impairment charge during 2012 and $1.0 million related to the revaluation and ultimate loss on extinguishment of a contingent consideration liability during 2011. After adding back these significant noncash charges, the adjusted losses were $1.5 million and $4.6 million for the six months ended June 30, 2012 and 2011, respectively, an improvement of $3.1 million on cash flows from operations. This was offset by the net of cash effects from an increase of $11.7 million in accounts receivable, an increase of $12.9 million in accounts payable, an increase of $3.0 million in costs and estimated earnings in excess of billings and an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $1.2 million. The increase in accounts receivable and cost in excess is primarily due to the timing of when projects were billed. The increase in accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts primarily relate to the timing of product purchases and deliveries of solar panels for a distribution contract in our Other European segment.

Net cash flow used in investing activities was $1,000 and $36,000 for the six months ended June 30, 2012 and 2011, respectively.  Both of these amounts were related to capital expenditures, net of any proceeds from the sale of property and equipment.

Net cash flow used in financing activities was approximately $8,000 for the six months ended June 30, 2012, compared to cash flow provided by financing activities of $2.6 million for the six months ended June 30, 2011.  The cash flows from financing activities for the six months ended June 30, 2012 relate to $0.3 million in incremental borrowing under credit facilities in Spain, offset by $0.3 million of payments toward outstanding borrowings in Spain and the United States. The cash provided by financing activities for the six months ended June 30, 2011 was primarily related to the proceeds from the issuance of Series C convertible preferred stock and warrant and borrowing under line of credit facilities.

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

On July 11, 2012, a change in control of the Company occurred. In a private sale transaction, GASCOM RENEW SPA, an Italian energy company (“GASCOM”), purchased an aggregate 16,458,853 shares of the Company’s common stock from two shareholders, representing a total 55.9% of the Company’s voting stock. GASCOM purchased 10,746,215 of the shares from Dean Marks for cash consideration of $973,800 and 5,712,638 of the shares from Miguel de Anquin for cash consideration of $826,200. Dean Marks is also the Company’s Chief Executive Officer and Chairman of the Board of Directors and Miguel de Anquin is the Company’s President and a member of the Board of Directors. The Company was not a party to this transaction.

On July 1, 2012, certain redemption rights in the event of a change in control of the Company in which the Company is not liquidate held by our Series C Convertible Preferred Stock (Series C Stock) holders expired and the Company will be reporting the Series C Stock as a component of equity in future periods. As the change in control event, discussed above, occurred after the expiration of the redemption rights, the Company did not accrete the Series C Stock to its full redemption amount. Additionally, beginning in December 2012, the Series C Stock holders are due a monthly dividend of $0.01667 per share ($0.20 per year) since a defined change in control of the Company did not occur prior to June 2012. The Company has the option to pay the dividend in shares of the Company.

The disruption in the credit markets has had a significant adverse impact on a number of financial institutions.  As of June 30, 2012, however, our liquidity and capital investments have not been materially adversely impacted, and we believe that they will not be materially adversely impacted in the near future.  We will continue to closely monitor our liquidity and the credit markets.  Nonetheless, we cannot predict with any certainty the impact to us of any further disruption in the credit environment, as we currently have limited financing options.

 There are no other known events that are expected to have a material impact on our short-term or long-term liquidity.

Capital Resources

As of June 30, 2012, we had $0.4 million of cash and cash equivalents.  At times we have extended payment terms on certain of our accounts payable from large solar projects that we believe will provide additional working capital.  We have financed our operations primarily through operating activities and equity financings.  In 2011, we received two loans from a founder in the total amount of $0.1 million.  These loans bear interest at 6% per annum and are payable on demand by the founder. Premier Power Spain has three unsecured loans totaling €0.5 million (€0.25 million, €0.2 million and €0.05 Million) and two short term line of credits for another €0.3 million (€0.2 Million and €0.1 Million)  which maximum borrowing allowed are €0.4 million as of June 30, 2012. Payments on the three loans began in March 2011, April 2012 and October 2012, respectively. The €0.25 million loan requires monthly principal payments of €5.5 thousand to the maturity date of February 2016. The €0.2 million loan requires monthly principal payments of €5.5 thousand to the maturity date of May 2015 and €0.05 million loan requires one payment of €0.05 million by October 2012. The annual interest rates on these notes range from 6.035% to 7.315%. At June 30, 2012, the outstanding balance on the Premier Power Spain borrowings was $0.8 million. The short term lines bears interest at 4.03% and 4.15% at June 30, 2012.

 In November 2010, we entered into a factoring agreement with Prestige Capital Corporation (“Prestige”).  The initial period of the agreement was through November 2011, with certain automatic extension provisions in the absence of written notice of cancellation by either party.  Under the agreement, we agreed to sell from time-to-time certain trade receivables to Prestige.  At the time of each transfer, Prestige assumes collections efforts and will earn increasing discounts on the sales price on the following scale: 2.25% if collected within 30 days, 3.25% if collected within 45 days, 4.25% if collected within 60 days, 5.25% if collected within 60 days, with an incremental 2% for each 15 day period thereafter until collected.  Prestige maintains recourse to the Company for any accounts that are ultimately uncollectible for any reason other than customer insolvency.  We will receive 75% of the sales price of approved receivables in advance, with the remaining 25% remitted to the Company at the time the receivables are collected by Prestige, net of any discounts and other amounts owed by the Company to Prestige.  Under the terms of the agreement, net amounts due to Prestige cannot exceed $2 million at any time and are secured by certain assets of the Company.  At June 30, 2012, there were no advances due to Prestige.  We believe that this arrangement helps to reduce the amount of capital tied up in uncollected receivables and allows these funds to be utilized for other operating purposes.

We have $48.1 million of contracted backlog consisting of non-cancellable signed contracts for projects that the Company expects to complete within the next 12 months. The contracted backlog includes approximately $25.9 million in North America, approximately $20.6 million in Other European and $1.6 million in Italy as of June 30, 2012.  In addition to our cash and cash equivalents and accounts receivable, we expect to invoice approximately $0.1 million against our costs and estimated earnings in excess of billings on uncompleted contracts in the next 90 days.  Thus, we believe that our current cash and cash equivalents, cash flow from operations, our factoring arrangement, and our line of credit in Spain are sufficient to continue operations for at least the next 12 months. However, we anticipate that we will need to obtain additional debt and/or equity financing in order to achieve our growth objectives and revenue targets for 2012.

We are currently in the process of closing a $2.0 million term loan with a module manufacturer whereby the loan repayment of principle and interest will be funded by the sale of the module manufacturer’s solar modules or through our operating activities in the event of the lack of solar module sales. Our expectation is that this loan will be executed in the third or fourth quarter of 2012.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Lines of Credit

Premier Power Spain has two short term line of credits for €0.3 million (€0.2 Million and €0.1 Million), which allow for a maximum borrowing of €0.4 million as of June 30, 2012. The short term lines bear interest at 4.03% and 4.15% at June 30, 2012.

At June 30, 2012, the Company had a factoring agreement with Prestige for up to $2.0 million of advances against eligible receivables.  There were no advances due to Prestige at June 30, 2012.

Additionally, we received two loans from a founder in the total amount of $0.1 million in 2011.  These loans bear interest at 6% per annum and are payable on demand by the founder. The balance at June 30, 2012 was $0.2 million.

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

The following table summarizes our contractual obligations as of June 30, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Contractual Obligations:
Bank Indebtedness, including interest	$1,315	$894	$364	$57
Operating Leases	113	52	59	2
	$1,428	$946	$423	$59

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recent second quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PREMIER POWER RENEWABLE ENERGY, INC.
(Registrant)

Date: August 14, 2012	By:	/s/ Dean R. Marks
Dean R. Marks
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Frank J. Sansone
Frank J. Sansone
Chief Financial Officer
(Principal Financial & Accounting Officer)

